Form 10-Q
period 1999-09-30
CYBERSENTRY INC
filed 1999-11-15
CIK 1080933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  ___________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

For Quarter Ended ________ Commission File No. 0-26077

                               CyberSentry, Inc.
           -----------------------------------------------------------
            (Exact Name of Registrant as specified in its character)

          FLORIDA                                              22-3626108
 ---------------------------------                       ----------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)

                            412 East Madison Street
                                  Suite 1200
                                Tampa, FL 33602
                                ---------------
                   (Address of Principal Executive Offices)

                                (813) 228-0688
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
             (Former Name, Former Address and Former Fiscal Year,
                         if changed Since Last Report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No. [  ]

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.


             Class                             Outstanding at September 30, 1999
            -------                            ---------------------------------
     Common Stock, $.001 par value                        13,758,765 shares

                               CyberSentry, Inc.
                         Index to Financial Statements

                                                                 Page No.
                                                                 --------

Telecommunications Service Center, Inc.:
 Balance Sheets at March 24, 1999 (acquisition date) (unaudited)
  and December 31, 1998                                              3
 Statement of Operations for the period from January 1, 1999
  through March 24, 1999 (acquisition date)(unaudited)               4
 Statement of Cash Flows for the period from January 1, 1999
  through March 24, 1999 (acquisition date) (unaudited)              5
 Notes to Financial Statements                                       6

CyberSentry, Inc.:

 Balance Sheets at September 30, 1999 (unaudited) and December 31,
  1998                                                               8
 Statements of Operations for the three and nine months ended
  September 30, 1999 (unaudited) and 1998 (predecessor)(unaudited)
  and for the period from August 21, 1998 (inception)
  through September 30, 1998 (unaudited)                             9
 Statements of Stockholders' Equity (Deficit) for the nine months
  ended September 30, 1999 (unaudited)                              10
 Statements of Cash Flows for the nine months ended September 30,
  1999 (unaudited)  and 1998 (predecessor)(unaudited) and for the period from August 21, 1998 (inception) through
  September 30, 1998 (unaudited)                                    11
 Notes to Financial Statements                                      12
 Management's Discussion & Analysis                                 18
 Signatures                                                         24

                                      Telecommunications Service Center, Inc.
                                                       (Debtor-In-Possession)

                                                              Balance Sheets

=================================================================================================================================

                                                                                           March 24, 1999 /(a)/     December 31,
                                                                                             (Unaudited)                    1998
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current
     Cash                                                                              $           24,388    $            33,970
     Accounts receivable, less $56,609 and $81,307 allowance
          for doubtful accounts in 1999 and 1998, respectively                                    176,757                144,435
     Prepaid expenses and other current assets                                                     44,704                 69,003
     Other receivables                                                                              7,557                  5,298
================================================================================================================================

Total Current Assets                                                                              253,406                252,706
Equipment and Leasehold Improvements, net                                                       1,057,510              1,156,807
Other assets                                                                                      110,046                110,046
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       $        1,420,962    $         1,519,559
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Capital Deficit

Current Liabilities
     Cash overdraft                                                                    $           75,393    $               -
     Accounts payable                                                                           1,405,430              1,405,320
     Accrued expenses and other current liabilities                                               613,058                446,923
     Liabilities subject to compromise under reorganization
          proceedings                                                                           8,133,313              8,097,928
--------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                      10,227,194              9,950,171
--------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                              10,227,194              9,950,171
--------------------------------------------------------------------------------------------------------------------------------

Capital Deficit
     Common stock - $1 par, 100,000 shares authorized,
          2,000 shares issued and outstanding                                                       2,000                  2,000
     Accumulated deficit                                                                       (8,808,232)            (8,432,612)
--------------------------------------------------------------------------------------------------------------------------------

Total Capital Deficit                                                                          (8,806,232)            (8,430,612)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $        1,420,962    $         1,519,559
================================================================================================================================

(a) Acquisition date by CyberSentry

                             See accompanying notes to financial statements.

                                      Telecommunications Service Center, Inc.
                                                        (Debtor-In-Possession)

                                                        Statement of Operations

====================================================================================================================================


                                                                                       For the period from
                                                                                          January 1, 1999
                                                                                                  through
                                                                                     March 24, 1999 /(a)/
                                                                                              (Unaudited)
------------------------------------------------------------------------------------------------------------
Net Sales                                                                                           811,316
-------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Telecommunications costs (excluding depreciation
          and amortization, shown separately below)                                                 643,853
     Selling, general and administrative expenses                                                   384,403
     Depreciation and amortization                                                                  102,403
-----------------------------------------------------------------------------------------------------------

Total operating expenses                                                                          1,130,659
-----------------------------------------------------------------------------------------------------------

Other (Income) Expense:
     Interest expense                                                                                77,592
     Other income                                                                                   (21,315)
-----------------------------------------------------------------------------------------------------------

Total other expense                                                                                  56,277
-----------------------------------------------------------------------------------------------------------

Net loss                                                                                           (375,620)
-----------------------------------------------------------------------------------------------------------
Net loss per share
     Basic                                                                                  $       (187.81)

Weighted average number of outstanding shares
     Basic                                                                                            2,000

(a)  Acquisition date by CyberSentry

                    See accompanying notes to financial statements.

                                         Telecommunications Service Center, Inc.
                                                          (Debtor-In-Possession)

                                                        Statement of Cash Flows

======================================================================================================

                                                                                  For the period from
                                                                                      January 1, 1999
                                                                                              through
                                                                                 March 24, 1999 /(a)/
                                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------
Operating Activities:
     Net loss                                                                                (375,620)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
               Depreciation and amortization                                                  102,403
               Recovery of bad debts                                                          (18,576)
               Inventory write down                                                            26,157
               Changes in assets and liabilities:
                    Accounts receivable                                                        (7,624)
                    Prepaid expenses and other                                                 24,299
                    Other receivables                                                          (2,259)
                    Accounts payable                                                              110
                    Accrued expenses and other current liabilities                            166,135
-----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                         (84,975)
-----------------------------------------------------------------------------------------------------
Financing Activities:
     Cash overdraft                                                                            75,393
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      75,393
-----------------------------------------------------------------------------------------------------
Net decrease in cash                                                                           (9,582)
Cash at beginning of period                                                                    33,970
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                                          24,388
=====================================================================================================

(a)  Acquisition date by CyberSentry

                                 See accompanying notes to financial statements.

                                    Telecommunications Service Center, Inc.
                                                     (Debtor-In-Possession)

                                              Notes to Financial Statements
                                                                (Unaudited)

================================================================================

  1.  Summary of              Business and Basis of Presentation
      Significant             ----------------------------------
      Accounting
      Policies                Telecommunications Service Center, Inc. ("The
                              Company" or "TSC") is a facilities based carrier providing long distance telecommunications services including commercial and residential service, international call back long distance service, operator service for pay phones, prepaid phone cards, and enhanced services, such as voice and fax-mail services. The Company has high-volume, state-of-the-art Digital Switching equipment capable of accommodating growth. The
                              Company is certified to do business in forty eight
                              (48) states and is tariffed in forty two (42) states. It was certified as an "Alternative Local
                              Exchange Carrier" (ALEC) to provide "Local
                              Telephone Services" in the state of Florida in 1998 and is currently filing for ALEC certification in thirty (30) additional states.
                              The Company is in a specialized telecommunications service industry. This industry segment is subject to certain competitive pressures.

                              Effective March 24, 1999, CyberSentry, Inc.
                              ("CyberSentry") purchased all of the outstanding common stock of TSC for 1 million shares of CyberSentry common stock and 1 million shares of Class B preferred stock ($1.50 stated value) valued at $2,500,000. Additionally, CyberSentry provided a working capital line of credit in the amount of $3,000,000. CyberSentry was incorporated in Delaware on August 21, 1998 as Telecommunications Services, Inc. ("TSI"). On November 30, 1998, TSI amended its certificate of incorporation to change the corporation's name to CyberSentry, Inc. CyberSentry's principal business includes the marketing and sale of CyberSentry software and two applications of Asynchronous Transfer Mode Technology.

                              On May 7, 1998, TSC filed a voluntary petition (the "Petition") for relief under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. The Company thereafter operated its business in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. On March 4, 1999, the Bankruptcy Court confirmed the Company's plan of reorganization ("the

                                      Telecommunications Service Center, Inc.
                                                       (Debtor-In-Possession)

                                                Notes to Financial Statements
                                                                  (Unaudited)

================================================================================

                              Plan") and on March 14, 1999, the Plan became effective, pending the closing of the CyberSentry purchase.

                              The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of TSC and the results of its operations and its cash flows for the stated periods that have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ending December 31, 1998. The December 31, 1998 balance sheet was derived from audited financial statements as of that date.

                                                           CyberSentry, Inc.
                                            (a development stage enterprise)

                                                             Balance Sheets

==============================================================================================================================


                                                                                                 September 30,      December 31,
                                                                                                         1999              1998
                                                                                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
Assets
Current
     Cash                                                                                     $        31,775    $            -
     Accounts receivable, less $100,167 allowance for doubtful accounts                               266,599                 -
     Prepaid expenses and other assets                                                                157,848            14,896
     Other receivables                                                                                  1,511            50,000
-------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                  457,733            64,896
Excess of cost over fair value of net assets acquired, net of $585,446 of accumulated
     amortization                                                                                  10,720,786                 -
ATM Technology License, net of $464,286 and $142,857 of accumulated
     amortization in 1999 and 1998, respectively                                                    2,535,714         2,857,143
CyberSentry Software License, net of $428,572 and $107,143 of
     accumulated amortization in 1999 and 1998, respectively                                        2,571,428         2,892,857
Equipment and leasehold improvements, net of accumulated amortization of $1,400,066                   830,761                 -
Other assets                                                                                           26,312                 -
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $    17,142,734    $    5,814,896
===============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                                         $       865,626    $            -
     Accrued expenses and other current liabilities                                                   751,994             12,500
     Current maturities of capital lease obligations                                                  275,945                 -
     Due to stockholder                                                                             1,322,701            76,181
-------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                           3,216,266            88,681
Obligations under capital leases, less current maturities                                             951,902                 -
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                   4,168,168            88,681
-------------------------------------------------------------------------------------------------------------------------------

Redeemable convertible preferred stock, $.001 par value, 534,656 shares                               801,984                 -
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Note 3)
     Class A convertible redeemable participating preferred stock, $.001 par value,
       7,000,000 shares authorized, 3,916,522 shares in 1999 and 0 shares in 1998,
       issued and outstanding, aggregate liquidation value of $5,874,783                                3,916                 -
     Class B convertible redeemable participating preferred stock,
       $.001 par value, 3,000,000 shares authorized, 3,000,000 shares in 1999 and
       2,000,000 in 1998, issued and outstanding, aggregate liquidation value of $4,500,000             3,000             2,000
     Common stock, $.001 par value, 30,000,000 shares authorized,
       13,758,765 shares in 1999 and 12,000,000 shares in 1998, issued and outstanding                 13,759            12,000
     Additional paid-in capital                                                                    15,199,971         6,038,700
     Deficit accumulated during the development stage                                                (555,667)         (326,485)
     Accumulated deficit                                                                           (2,492,397)                -
 -------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                         12,172,582         5,726,215
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              $    17,142,734    $    5,814,896
================================================================================================================================

                                 See accompanying notes to financial statements.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)
                                                        Statements of Operations

================================================================================

                                                                                               (Predecessor)         (Predecessor)
                                                     For the three          For the nine       For the three           For the nine
                                                      months ended          months ended        months ended           Months ended
                                                     September 30,         September 30,       September 30,          September 30,
                                                              1999             1999/(b)/                1998                   1998
                                                       (Unaudited)           (Unaudited)         (Unaudited)            (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Net Sales (Note 1)                                         497,132      $     1,590,528      $     4,888,668       $    19,400,635
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  Telecommunications costs (excluding
    depreciation and amortization, shown
    separately below)                                      357,366            1,269,635            4,560,096            18,074,073
  Selling, general and administrative expenses             769,376            1,214,709              341,520             2,855,683
  Depreciation and amortization                            606,659            1,455,053              109,874               330,059
----------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                 1,733,401            3,939,397            5,011,490            21,259,815
----------------------------------------------------------------------------------------------------------------------------------

Other Expense:
  Interest expense                                         164,663              372,710               66,610               289,500
----------------------------------------------------------------------------------------------------------------------------------

Total other expense                                        164,663              372,710               66,610               289,500
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                           $    (1,400,932)     $    (2,721,579)     $      (189,432)      $    (2,148,680)
==================================================================================================================================

Net loss per share
  Basic                                            $          (.11)     $          (.21)     $        (94.72)      $     (1,074.34)
  Diluted                                          $          (.11)     $          (.21)     $        (94.72)      $     (1,074.34)


Weighted average number of outstanding shares
  Basic                                                 13,108,288           13,108,288                2,000                 2,000
  Diluted                                               13,108,288           13,108,288                2,000                 2,000

                                                      For the period from             Cumulative
                                                          August 21, 1998      development stage
                                                      (inception) through     enterprise through
                                                            September 30,              March 24,
                                                                     1998                   1999
                                                              (Unaudited)            (Unaudited)
-----------------------------------------------------------------------------------------------------------
Net Sales (Note 1)                                   $                  -     $                -
-----------------------------------------------------------------------------------------------------------
Operating Expenses:
  Telecommunications costs (excluding
    depreciation and amortization, shown
    separately below)                                                   -                      -
  Selling, general and administrative expenses                          -                 14,896
  Depreciation and amortization                                    75,000                214,286
-----------------------------------------------------------------------------------------------------------

Total operating expenses                                           75,000                229,182
-----------------------------------------------------------------------------------------------------------

Other Expense:
  Interest expense                                                      -                      -
-----------------------------------------------------------------------------------------------------------

Total other expense                                                     -                      -
-----------------------------------------------------------------------------------------------------------

Net loss                                             $            (75,000)    $         (229,182)
===========================================================================================================

Net loss per share
  Basic                                              $               (.01)
  Diluted                                            $               (.01)


Weighted average number of outstanding shares
  Basic                                                         5,048,782
  Diluted                                                       5,048,782

(b) Includes the operations of TSC from March 25, 1999 through September 30,
    1999
                                 See accompanying notes to financial statements.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)
                                    Statements of Stockholders' Equity (Deficit)
                                                                        (Note 3)
================================================================================

                                                 Class A Preferred             Class B Preferred                Common
                                            ---------------------------  ---------------------------  ---------------------------
                                                Shares        Amount        Shares        Amount          Shares       Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                           -             -     2,000,000         2,000      12,000,000       12,000

Issuance of common stock in
  January 1999 at $1.00/share                        -             -             -             -         500,000          500

Issuance of common stock in purchase
  of TSC in March 1999 at
  $1.00/share                                        -             -             -             -       1,000,000        1,000


Issuance of Class B preferred stock in
  purchase of TSC in March
  1999 at $1.50/share                                -             -     1,000,000         1,000               -            -

Issuance of Class A preferred stock to
  unsecured creditors in March
  1999 at $1.50/share                        3,361,232         3,361             -             -               -            -

Issuance of Class A preferred stock to
  Sprint and Westinghouse in
  March 1999 at $1.50/share                    555,290           555             -             -               -            -

Issuance of common stock to
  unsecured creditor in March 1999
  at $1.00/share                                     -             -             -             -         258,765          259

Issuance of stock options for
  50,000 shares of common
  stock in April 1999                                -             -             -             -               -            -

Issuance of stock options for 21,000
  shares of common stock in July,
  August and September 1999                          -             -             -             -               -            -

Net loss                                             -             -             -             -               -            -
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999
  (unaudited)                                3,916,522   $     3,916     3,000,000   $     3,000      13,758,765   $   13,759
=================================================================================================================================

                                                                Deficit
                                                            Accumulated
                                                                 During
                                                            Development    Accumulated
                                               Capital            Stage        Deficit         Total
------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                   6,038,700        (326,485)              -     5,726,215

Issuance of common stock in
  January 1999 at $1.00/share                  499,500               -               -       500,000

Issuance of common stock in purchase
  of TSC in March 1999 at
  $1.00/share                                  999,000               -               -     1,000,000


Issuance of Class B preferred stock in
  purchase of TSC in March
  1999 at $1.50/share                        1,499,000               -               -     1,500,000

Issuance of Class A preferred stock to
  unsecured creditors in March
  1999 at $1.50/share                        5,038,488               -               -     5,041,849

Issuance of Class A preferred stock to
  Sprint and Westinghouse in
  March 1999 at $1.50/share                    832,380               -               -       832,935

Issuance of common stock to
  unsecured creditor in March 1999
  at $1.00/share                               258,506               -               -       258,765

Issuance of stock options for
  50,000 shares of common
  stock in April 1999                           15,023               -               -        15,023

Issuance of stock options for 21,000
  shares of common stock in July,
  August and September 1999                     19,374               -               -        19,374

Net loss                                             -        (229,182)     (2,492,397)   (2,721,579)
------------------------------------------------------------------------------------------------------
Balance at September 30, 1999
  (unaudited)                             $ 15,199,971   $    (555,667)   $ (2,492,397) $ 12,172,582
======================================================================================================

                                 See accompanying notes to financial statements.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                        Statements of Cash Flows

==========================================================================================================================

                                                                                                                Cumulative
                                                                                       (Predecessor)           development
                                                               For the nine             For the nine      stage enterprise
                                                               months ended             months ended               through
                                                              September 30,            September 30,             March 24,
                                                                      1999                     1998                   1999
                                                               (Unaudited)              (Unaudited)            (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net loss                                                  $ (2,721,579)             $  (189,432)           $ (229,182)
     Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
          Depreciation and amortization                           1,455,053                  109,874               214,286
          Common stock/stock options granted for services            34,397                        -                     -
          Bad debts                                                  40,602                1,584,901                     -
          Changes in operating assets and liabilities, net of
          effects of acquisition and noncash transactions:
             Accounts receivable                                    (89,842)              (2,980,379)                    -
             Prepaid expenses and other assets                      (98,248)                  16,507                14,896
             Other receivables                                       56,046                   (3,333)                    -
             Other assets                                            83,734                  (61,054)                    -
             Accounts payable                                        17,841                  930,224                     -
             Accrued expenses and other current liabilities        (126,436)                 724,600                     -
--------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                 1,479,769                  321,340               229,182
--------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities              (1,095,560)                 131,908                     -
--------------------------------------------------------------------------------------------------------------------------

Financing Activities:
     Proceeds from issuance of common stock                         500,000                        -                     -
     Proceeds from factoring line of credit                               -                  231,687                     -
     Repayments of obligations under capital lease                 (125,567)                (271,420)
     Increase in due to stockholder                               1,246,520                        -                     -
     Net payments on line of credit                                (282,000)                 (48,872)                    -
     Payments on bank note payable                                 (211,618)                 (50,073)                    -
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities               1,127,335                 (138,678)                    -
--------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            31,775                   (6,770)                    -
Cash and cash equivalents at beginning of period                          -                   46,186                     -
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                     $     31,775                $  39,416            $        -
==========================================================================================================================

Supplemental Disclosures:
     Class B preferred stock issued in exchange for ATM
      Technology License                                       $          -                  $     -            $        -
     Common stock issued in exchange for CyberSentry
      Software                                                 $          -                  $     -            $        -
     Common stock issued in purchase of TSC                    $  1,000,000                  $     -            $        -
     Class B preferred stock issued in purchase of TSC         $  1,500,000                  $     -            $        -
     Class A preferred stock issued in connection with
      TSC's plan of reorganization                             $  5,874,784                  $     -            $        -
     Common stock issued in connection with TSC's plan
      of reorganization                                        $    258,765                  $     -            $        -
==========================================================================================================================

                                 See accompanying notes to financial statements.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)

    ============================================================================

 1. Summary of        Business and Basis of Presentation
                      ----------------------------------
    Significant
    Accounting        CyberSentry, Inc. ("CyberSentry" or the "Company") was
    Policies          incorporated in Delaware on August 21, 1998 as
                      Telecommunication Services, Inc. ("TSI"). On November 30,
                      1998, TSI amended its certificate of incorporation to change the Corporation's name to CyberSentry, Inc.
                      CyberSentry's principal business includes telecommunications services, the development, marketing and sale of CyberSentry software and to sell two applications of Asynchronous Transfer Mode ("ATM")
                      Technology.

                      The CyberSentry Software protects Internet commerce transactions by controlling access to both consumer credit information and content that can be downloaded via the Internet, i.e., games, CD's, videos, copyrighted information and other transactions. It also restricts the unauthorized redistribution of material to secondary recipients, such as passing along copies of protected material.

                      The two ATM applications are a fast packet digital switch and a set-top box. The fast packet digital switch is designed for small to medium size businesses. The device will allow a business to transmit voice, video and data over a local area network using the business' existing PABX infrastructure. The set-top box is designed for applications in the home. This device will allow for the delivery of voice, video and data into the home via the existing telephone line or via satellite.

                      Effective March 24, 1999, CyberSentry purchased all of the outstanding common stock of Telecommunications Service Center, Inc. ("TSC"), a Florida Corporation. TSC was operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. The Bankruptcy Court confirmed TSC's plan of reorganization ("the Plan") on March 4, 1999 and the Plan became effective March 14, 1999 (pending the acquisition by CyberSentry).

                      TSC is a facilities based carrier providing long distance telecommunications services including commercial and residential

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)

    ============================================================================

                      service, international call back long distance service, operator service for pay phones, prepaid phone cards, and enhanced services, such as voice and fax-mail services. TSC is in a specialized telecommunications service industry.

                      The accompanying financial statements are unaudited; however, in the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CyberSentry and predecessor and the results of its operations and its cash flows for the stated periods that have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ending December 31, 1998. The December 31, 1998 balance sheet was derived from audited financial statements as of that date.

2.  Acquisition       Effective March 24, 1999, CyberSentry purchased all of the outstanding common stock of TSC pursuant to the bankruptcy court's confirmation of TSC's plan of reorganization that was confirmed on March 4, 1999 and effective on March 14, 1999 (pending the acquisition by CyberSentry). CyberSentry is the surviving corporation in the purchase and the separate existence of TSC ceased. CyberSentry purchased all of the outstanding shares of TSC for common and preferred stock valued at $2,500,000. The value of the common and preferred has been established based on the Company's purchase of the CyberSentry Technology, and the value ascribed to the Class B shares pursuant to the Plan of Reorganization, (see Note 2). The transaction was accounted for as a purchase and the excess of the purchase price ($2,500,000) over the fair market value of the assets acquired ($1,420,962) and liabilities assumed
                      ($10,227,194), of $11,306,232 was recorded as excess of
                      cost over fair value of net assets acquired and is being amortized on a straight line basis over 10 years.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)

    ============================================================================

                    As defined in TSC's plan of reorganization, CyberSentry Class A Preferred Shares were issued to the Class Five Creditors in accordance with the terms of the Plan. Additional common stock of CyberSentry was issued to the Class Five Creditors pursuant to the Rights Offering provided for in the Plan. Each CyberSentry common stock that was issued and outstanding immediately prior to the effective purchase date continued to be issued and outstanding. All issued and outstanding TSC common stock was converted into 1,000,000 common shares and 1,000,000 Class B Convertible Redeemable Preferred Stock of CybeSentry. The shares were issued to existing TSC shareholders on a pro rata basis in accordance with the Plan.

                    For financial reporting purposes TSC is the predecessor company to CyberSentry. CyberSentry was a development stage enterprise in 1998 with minimal operations. Upon the acquisition of TSC, CyberSentry ceased to be a development stage enterprise.

                    As discussed, the acquisition was accounted for under the purchase method of accounting and the unaudited statement of operations for the nine months ended September 30, 1998 includes the operations of TSC from the date of acquisition (March 24, 1999) to September 30, 1999.

                    The following summarized unaudited pro forma results of operations have been prepared as if the acquisition of TSC had occurred January 1, 1999. The pro forma adjustments are for interest and amortization:


                                                    For the nine months
                                                     September 30, 1999
                                                            (Unaudited)
     --------------------------------------------------------------------
        Revenues                                           $  2,401,844

        Net loss                                           $ (3,361,150)

        Pro forma loss per share - basic and diluted       $       (.25)

        Weighted average number of common                    13,681,417
         shares outstanding - basic and diluted

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)

    ============================================================================

3.  Stockholders'   Transactions in stockholders' equity during 1999 were as
    Equity          follows (unaudited):

                         a) The Company issued 500,000 shares of common stock at a fair value of $1.00 per share in exchange for cash of $500,000.

                         b) The Company issued 1,258,765 shares of common stock at a fair value of $1.00 per share to previous shareholders and unsecured creditors of TSC, pursuant to the plan of reorganization and purchase.

                         c) The Company issued 1,000,000 shares of Class B convertible redeemable participating preferred stock at a fair value of $1.50 per share to previous shareholders of TSC pursuant to the purchase.

                         d) The Company issued 4,451,178 shares of Class A convertible redeemable participating preferred stock at a fair value of $1.50 per share to pre-petition creditors pursuant to TSC's plan of reorganization.

                         e) The Company issued options to a non-employee to purchase 50,000 shares of common stock with an exercise price of $1.10 per share, in exchange for services. The options were valued at $15,023 using the Black Scholes Model.

                         f) The company issued options to a non-employee to purchase 21,000 shares of common stock with an excise price of $2.50 per share in exchange for services. The options were valued at $19,374 using the Black Sholes Model.

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)
    ============================================================================

4.  Segment         The Company's reportable segments are strategic businesses
    Information     that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During 1999, the Company had no intercompany sales.

                    There were no business segments during 1998 and financial information for the Company's business segments as of and for the period ended September 30, 1999 is as follows:

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)
================================================================================

                                                                    For the nine
                                                                    months ended
                                                                   September 30,
                                                                            1999
                                                                     (unaudited)
                                                                   -------------
          Revenues
          --------
          Telecommunications                                        $  1,590,528
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total revenues                                            $  1,590,528
                                                                    ============

          Net loss
          --------

          Telecommunications                                        $ (1,984,971)
          Secured software                                              (415,179)
          Product technology                                            (321,429)
                                                                    ------------
          Total net loss                                            $ (2,721,579)
                                                                    ============

          Depreciation and amortization
          -----------------------------

          Telecommunications                                        $    812,195
          Secured software                                               321,429
          Product technology                                             321,429
                                                                    ------------
          Total depreciation and amortization                       $  1,455,053
                                                                    ============

          Interest expense, net
          ---------------------

          Telecommunications                                        $    372,710
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total interest expense, net                               $    372,710
                                                                    ============

          Total assets
          ------------

          Telecommunications                                        $ 11,941,841
          Secured software                                             2,665,179
          Product technology                                           2,535,714
                                                                    ------------
          Total assets                                              $ 17,142,734
                                                                    ============

          Capital expenditures
          --------------------

          Telecommunications                                        $          -
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total capital expenditures                                $          -
                                                                    ============

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q or previously filed SEC Forms 10 and 10A. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements, if any, in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, dependence on operating agreements with partners, customers and suppliers, availability of carrier services and transmission facilities, U.S. and foreign telecommunications and general software licensing regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements.

OVERVIEW

CyberSentry, Inc., a Delaware corporation ("CyberSentry"), is a secure software, e-commerce and telecommunications company. In addition, the Company acquired Telecommunications Service Center, Inc. ("TSC") on March 24, 1999. The Company presently services and markets its long distance and other telecommunications services to a wide variety of customers. The Company is expanding its telecommunications services to include Internet Service Provider ("ISP") access and bundle packaging of services as well as (i) proceeding with the development and deployment of the CyberSentry Secure Software suite of products (ii) researching and developing its Asynchronous Transfer Mode Technology ("ATM" or "ATM Technology") and (iii) refining its e-commerce systems and capabilities.

Digital Rights Management  - Secure Software:

The CyberSentry Software protects digital content and other Internet commerce transactions by controlling access to both consumer credit information and content that can be downloaded via the Internet, such as games, CD's, videos, copyrighted information and other transactions. It also restricts the unauthorized redistribution of material to secondary recipients, such as passing along copies of protected material. The Company believes that most content currently downloaded via the Internet can be protected using CyberSentry Software. CyberSentry has only recently begun to market the CyberSentry Software and to date has no sales.

ATM Technology

CyberSentry has obtained the right to develop and sell in the United States and Canada certain ATM technology which has the potential to deliver real time multimedia services to both consumer and business users at substantially increased speeds and lower costs than other technologies. The Company currently plans to sell two applications of the ATM technology. The first is a fast packet digital switch designed for small to medium size businesses. This device allows a business to transmit voice, video and data over a local area network using the business' existing PABX infrastructure. The second is a set-top box designed for applications in the home. This device will allow for the delivery of voice, video and data into the home via the existing telephone line, cable or via satellite. The Company believes that this product will have applications for
games, music, television based Internet browsing and video on demand.   To date
the Company has no sales of ATM technology.

Telecommunications

During the last five years, TSC was a facilities-based carrier providing long distance telecommunications services, including commercial and residential service, long distance service, operator service for pay phones, prepaid phone cards, calling cards and enhanced services, such as voice mail and fax services. TSC owns and operates a Siemen's high-volume gateway switch and an IBM AS400 billing platform to accommodate anticipated growth. It is certified as an "Alternative Local Exchange Carrier" ("ALEC") to provide local telephone services in the State of Florida and is currently filing for ALEC certification in thirty (30) additional states.

CyberSentry's telecommunications division currently operates and supports all hardware and software for call processing, billing, tracking and prepaid debiting, as well as call transport, client programming, national and international connectivity, systems maintenance and capital expansion requirements for both long distance (in all states) and local residential service in Florida for the Company.

Internet/E-commerce

Although this group is separate from the software and telecommunications divisions, there are synergies between them in the development and distribution of products and services. The Internet/E-Commerce group focuses on the facilitation and advancement of core business transactions via the Internet. It is responsible for cohesively establishing and maintaining our e-commerce presence and overseeing the gateway for the CyberSentry Software product suite. This group not only offers software sales and distribution processing, but also ISP services, CyberSentry Billing Network(TM) and the Company's ATM process. The Company also plans to launch Voice Over Internet services in the future. This group is in the development stage and has not yet produced any revenues for the Company.

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below represents the Company's operations and liquidity for the three and nine month period ended September 30, 1999 and September 30, 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTH PERIOD SEPTEMBER 1998

Net Sales

Net sales amounted to $497,132 and $1,590,528 for the three and nine months ended September 30, 1999, respectively. The Company did not generate any revenues from its secured software and product technology segments for the nine months. The net sales for the nine months resulted from the Company's telecommunications segment. Since the Company purchased TSC on March 24, 1999, the net sales of $1,590,528 represents TSC's net sales from the period March 25, 1999 to September 30, 1999, under purchase accounting. Net sales decreased by $4,391,536, or 90% from $4,888,668 for the three months ended September 30, 1998 to $497,132 for the three months ended September 30, 1999. Net sales also decreased by $17,810,107, or 92% from $19,400,635 for the nine months ended September 30, 1998 to $1,590,528 for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the decrease was due to decreased volume in the Local Exchange Carrier ("LEC") billing programs with PCI, Accutel and Valutel, attributing to approximately $14,400,000 of the decrease. Additionally, approximately $3,000,000 of the decrease was due to decreased volume in the LD (1+) , Call 1-800 and LD (T-1's) programs. Increased costs associated with the LEC billing programs and a more stringent regulatory environment prompted the Company to either discontinue or cut back certain programs. The Company discontinued the Accutel program during 1998. The decrease in the LD programs was primarily due to the poor credit condition of the customer base obtained through the Grace Trust Transaction. The Company will continue to attempt to build its remaining programs through increased marketing efforts and credit screening of the customer base.

Telecommunications Costs

Telecommunications costs amounted to $357,366 and $1,269,635 for the three and nine months ended September 30, 1999. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs decreased with the decrease in revenue by $4,202,730, or 92% from $4,560,096 for the three months ended September 30, 1998 to $357,366 for the three months ended September 30, 1999. Additionally, telecommunications costs decreased $16,804,438, or 93% from $18,074,073 for the nine months ended September 30, 1998 to $1,269,635 for the nine months ended September 30, 1999. As a percentage of net sales, these amounts represented 93% for the nine months ended September 30, 1998 as compared to 80% for the nine months ended September 30, 1999. The decrease as a percentage of net sales was primarily attributable to an increase in the monthly fee charged each customer in the Valutel program.

Selling, General and Administration

Selling, general and administrative expenses increased $427,856, or 125% from $341,520 for the three months ended September 30, 1998 to $769,376 for the three months ended September 30, 1999. The overall dollar increase was primarily due to an increase in salaries and related costs of approximately $106,000 and an increase of approximately $121,000 in legal and professional fees associated with the filing of the Company's Form 10 with the Securities and Exchange Commission.

Additionally, selling, general and administrative expenses decreased $1,640,974 or 57% from $2,855,683 for the nine months ended September 30, 1998 to $1,214,709 for the nine months ended September 30, 1999. The overall dollar decrease was primarily attributable to bad debts in 1998. As a percentage of net sales, these amounts represented 15% for 1998 as compared to 76% for 1999. The increase as a percentage of net sales was attributable to the decrease in net sales, and the Company's inability to maintain an efficient cost structure in 1999.


Depreciation and Amortization

Depreciation and amortization amounted to $606,659 and $1,455,053 for the three and nine months ended September 30, 1999, respectively. The amount of depreciation and amortization in 1999 was significantly impacted by the intangibles acquired through the acquisition of TSC and the Company's purchase of the CyberSentry and ATM technology in the later part of 1998. For the nine months ended September 30, 1999, the amortization expense relating to the acquired intangibles amounted to $585,446, and the amortization of the CyberSentry and ATM technology amounted to $642,858.

Other Expenses

Other expense amounted to $164,663 and $372,710 for the three and nine months ended September 30, 1999, respectively, and consists of interest expense. The Company incurred interest expense relating to its debt outstanding during 1998 and 1999.

Net Loss

As a result of the factors described above, the Company incurred a net loss of $(1,400,932) and $(2,721,579) for the three and nine months ended September 30, 1999, respectively as compared to a net loss of $(189,432) and $(2,148,680) for the three and nine months ended September 30, 1998, respectively.

Liquidity and Capital Resources

Management is in the process of finalizing its Form 10 with the Securities and Exchange Commission, which will enable certain common stock of the Company to trade on an exchange. Once the Form 10 is complete the Company plans to pursue a public offering sufficient to finance continued operations and projected developmental goals. There is no assurance that the Company will be successful in selling its shares to the public. Presently, the Company's short-term working capital and capital expenditure requirements are being addressed through cash generated by its operations and its existing line of credit. CyberSentry has available a $3,000,000 line of credit through one of its shareholders. The amount outstanding on the line may not exceed 50% of the Company's assets and is collateralized by substantially all of the Company's assets. Interest on the line of credit is payable monthly at an annual interest rate of two percentage points higher than the highest domestic "Prime Rate" published in the Wall Street Journal on the first day of publication in the previous month. The line of credit extends for one year, and amounts outstanding after one year are payable on demand. At September 30, 1999, the Company had approximately $900,000 available to borrow under the line of credit.

Operating

Net cash used in operating activities for the Company amounted to $1,095,560 for the nine months ended September 30, 1999. This was primarily attributable to the net loss of $2,721,579 and the increases in accounts receivable and prepaid expenses and other assets of $188,090, and an increase in accrued expenses and other current liabilities of $126,436, offset by an adjustment for depreciation and amortization of $1,455,053, and decreases in other receivables and other assets of $139,780.

Financing

Net cash provided by financing activities for the Company amounted to $1,127,335 for the nine months ended September 30, 1999. This was attributable to financing received from the sale of common stock of $500,000 and from a shareholder of $1,246,520, offset by repayments of lease obligations of $125,567, net payments on the line of credit of $282,000 and payments on the bank note payable of $211,618.

Year 2000 Compliance

The potential for software failures due to processing errors arising from calculations using the Year 2000 date is a known risk. The Company recognizes the need to ensure that its operations, products and services will not be adversely impacted by Year 2000 software failures. The Company is implementing its contingency plan for the Year 2000 risk by downloading copies of all records, software and data to a mass storage media, most likely CD or magnetic tape. This enables the Company to reinstall all systems in the event that any data is corrupted or lost. In addition, its major vendors and software systems licensees have advised the Company that they are Year 2000 compliant.

The Company is in the final stages of upgrading its internal computer systems, including its accounting, sales and technical support automation systems, to make them Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be able to handle all Year 2000 problems. The Company has either spent or committed to spend approximately $35,000 to complete these upgrades.

In addition, although the Company believes that its CyberSentry Software applications are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes. Furthermore, many of the Company's customers or potential customers use Internet protocols and maintain their Internet operations on servers that may be impacted by Year 2000 complications. Reliance on such Internet protocols or the failure of the Company's customers or potential customers to ensure that their servers are Year 2000 compliant, could have a material adverse effect on the Company's customers and on the Company's products and search services, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CyberSentry, Inc.
(Registrant)



Date:  November 15, 1999                          /s/ Gerald A. Resnick
------------------------                         -----------------------------
                                                 Gerald A. Resnick
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President



Date:  November 15, 1999                          /s/ Kenneth Fedorcek
------------------------                         -------------------------------
                                                 Kenneth Fedorcek
                                                 Treasurer and Chief Financial
                                                 Officer