Form 10-Q/A
period 1999-09-30
CYBERSENTRY INC
filed 1999-11-24
CIK 1080933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
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

                                                      For the period from             Cumulative
                                                          August 21, 1998      development stage
                                                      (inception) through     enterprise through
                                                            September 30,          September 30,
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

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                        Statements of Cash Flows

==========================================================================================================================

                                                                                                                Cumulative
                                                                                       (Predecessor)           development
                                                               For the nine             For the nine      stage enterprise
                                                               months ended             months ended               through
                                                              September 30,            September 30,         September 30,
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

                    There were no business segments during 1998 and financial information for the Company's business segments as of and for the period ended September 30, 1999 is as follows:

                                                               CyberSentry, Inc.
                                                (a development stage enterprise)

                                                   Notes to Financial Statements
                                                                     (Unaudited)
================================================================================

                                                                    For the nine
                                                                    months ended
                                                                   September 30,
                                                                            1999
                                                                     (unaudited)
                                                                   -------------
          Revenues
          --------
          Telecommunications                                        $  1,590,528
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total revenues                                            $  1,590,528
                                                                    ============

          Net loss
          --------

          Telecommunications                                        $ (1,984,971)
          Secured software                                              (415,179)
          Product technology                                            (321,429)
                                                                    ------------
          Total net loss                                            $ (2,721,579)
                                                                    ============

          Depreciation and amortization
          -----------------------------

          Telecommunications                                        $    812,195
          Secured software                                               321,429
          Product technology                                             321,429
                                                                    ------------
          Total depreciation and amortization                       $  1,455,053
                                                                    ============

          Interest expense
          ----------------

          Telecommunications                                        $    372,710
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total interest expense                                    $    372,710
                                                                    ============

          Total assets
          ------------

          Telecommunications                                        $ 11,941,841
          Secured software                                             2,665,179
          Product technology                                           2,535,714
                                                                    ------------
          Total assets                                              $ 17,142,734
                                                                    ============

          Capital expenditures
          --------------------

          Telecommunications                                        $          -
          Secured software                                                     -
          Product technology                                                   -
                                                                    ------------
          Total capital expenditures                                $          -
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below includes the operations of CyberSentry, Inc. and its predecessor, TSC for the three and nine month period ended September 30, 1999 and September 30, 1998, respectively.

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTH PERIOD SEPTEMBER 1998

Net Sales

Net sales amounted to $497,132 and $1,590,528 for the three and nine months ended September 30, 1999, respectively. The Company did not generate any revenues from its secured software and product technology segments for the nine months. The net sales for the nine months resulted from the Company's telecommunications segment. Since the Company purchased TSC on March 24, 1999, the net sales of $1,590,528 represents TSC's net sales from the period March 25, 1999 to September 30, 1999, under purchase accounting. Net sales decreased by $4,391,536, or 90% from $4,888,668 for the three months ended September 30, 1998 to $497,132 for the three months ended September 30, 1999. Net sales also decreased by $17,810,107, or 92% from $19,400,635 for the nine months ended September 30, 1998 to $1,590,528 for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the decrease was due to decreased volume in the Local Exchange Carrier ("LEC") billing programs with PCI, Accutel and Valutel, attributing to approximately $14,400,000 of the decrease. Additionally, approximately $3,000,000 of the decrease was due to decreased volume in the LD (1+) , Call 1-800 and LD (T-1's) programs. The Company plans to increase sales by growing its sales and support organizations while also refining its billing and collection practices. The Company has decreased its reliance on selling through the master agent and subagent relationships previously utilized by TSC, in particular because Accutel, PCI and Valutel were unable to document their on-going compliance with the revised more stringent regulatory environment, such as independent third party verification. Thus, the revenues derived from master agents and subagents such as Grace Trust, Valutel and Accutel will not recur.

Programs such as direct marketed, post paid travel cards and residential local and long distance sold or administered directly by the Company will continue. At present these programs account for all of the sales of the Company.

Contrary to Grace Trust's assurances that they were obtaining proper customer authorization for all of its business submitted to TSC, this was not the case. The inability of Grace Trust to document third party verification of its customer base was deemed an unacceptable credit risk by the Company. The Grace Trust traffic was substantial and the termination thereof caused the decrease in LD (1+) program revenues.

Telecommunications Costs

Telecommunications costs amounted to $357,366 and $1,269,635 for the three and nine months ended September 30, 1999. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs decreased with the decrease in revenue by $4,202,730, or 92% from $4,560,096 for the three months ended September 30, 1998 to $357,366 for the three months ended September 30, 1999. Telecommunications costs decreased as a function of lower volume for the period and the reduced master and subagent base including Accutel, PCI, and Valutel. Additionally, telecommunications costs decreased $16,804,438, or 93% from $18,074,073 for the nine months ended September 30, 1998 to $1,269,635 for the nine months ended September 30, 1999. As a percentage of net sales, these amounts represented 93% for the nine months ended September 30, 1998 as compared to 80% for the nine months ended September 30, 1999. The decrease as a percentage of net sales was primarily attributable to an increase in the monthly fee charged each customer in the Valutel program.

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