Form 10-K405
period 1999-12-31
CYBERSENTRY INC
filed 2000-03-30
CIK 1080933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________to______________

                          Commission File No. 0-23416

                                CYBERSENTRY, INC
                                ----------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   22-3626108
           --------                                   ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

412, EAST MADISON STREET, SUITE 1200 TAMPA, FLORIDA          33602
---------------------------------------------------          -----
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:   (813) 228-0688
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------     -----------------------------------------
Not Applicable                                  None

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The issuer's net sales for the most recent fiscal year were $2,599,522.

      The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 29, 2000 was approximately $42,742,590.

      As of March 29, 2000 there were 20,021,165 shares of Common Stock, par value $.001 per share, outstanding.

                                    PART I

ITEM 1.  BUSINESS

         CyberSentry, Inc. (the "Company") is a communications software company providing its clients with numerous ways to access the world and distribute their products and services, while offering them the means to maintain the security of their transactions on the Internet. It concentrates on three core lines of business: Secure Internet Software, Telecommunications, and Advanced Product Technology and is presently organized into three divisions: Digital Rights Management Secure Software, Telecommunications Internet Services, and Advanced Product Technology. The Company intends to leverage its abilities and expertise in each of these areas to further the development of the others. Management believes that the combination of the Company's CyberSentry Software, ATM products, e-commerce capabilities and telecommunications backbone (Internet as well as conventional) offers an opportunity to succeed in the goal of providing a secure method for individuals and corporations to safely distribute information and sell products via the Internet or other electronic channels.


                           DESCRIPTION OF BUSINESS

SECURE SOFTWARE

         The Company holds an exclusive, worldwide, perpetual, fully-paid license to publish, use, distribute and sub-license a software program that provides digital rights management technology which the Company calls CyberSentry Digital Rights Management Software (the "Software"). The Software provides secure Internet commerce transactions for both the consumer and the seller by controlling the file extensions, as well as access to consumer credit information and content that can be downloaded via the Internet, such as games, CDs, videos, copyrighted information and other transactions. The Software is designed to provide the secure distribution of copyrighted text, audio, video, graphics and software in Internet commerce. The Software also restricts for payment and controls the unauthorized redistribution of material to secondary recipients, such as passing along copies of protected material. The Company believes that most content currently downloaded via the Internet can be protected using the Software.

         The Company acquired its license to the CyberSentry Software from a shareholder, Templar, a licensee of The Learning Company Properties, Inc. (presently part of Mattel) for a purchase price of 3,000,000 shares of our common stock. This exclusive license allows the Company to sell software packages (licenses, services, maintenance and updates) to a diverse set of clients via conventional distribution channels, partnerships, joint ventures and directly over the Internet via its e-commerce web site. Two of the biggest challenges faced by companies trying to take advantage of e-commerce are managing the initial distribution of digitally delivered products and preventing unauthorized "pass along" distribution of proprietary information and/or services. CyberSentry Software is a digital rights management tool that seeks to provide a comprehensive solution to these two critical e-commerce issues.

         A company engaged in commerce over the Internet may receive a single subscription or license fee but subsequently be forced to observe the unauthorized redistribution or loading of its product; this entails economic hardship and could involve severe and highly problematical and costly legal issues. Lost revenues represent but one part of the problem. Under certain circumstances, illicit distribution of a company's product can cause the company to lose legal protection for its rights to that product.

         A company that sells software and distributes proprietary information (such as subscription- based manuals, letters and updates) via e-commerce or similar channels and that has integrated CyberSentry Software into its product offerings has greatly increased the security of its sales process, leading to a far lesser chance that its legal protections will be compromised.

         Although the CyberSentry Software is fully developed for Internet applications and has been licensed to one customer, VisionNet one of the Company's shareholders and a wholly owned subsidiary of LibertyOne, an Australian public company which is the one hundred per cent owner of Comtel, our licensor for the ATM Technology, we have not yet received any revenues from these products. We do not yet provide dial-up Internet access and therefore have not yet received any revenues from this proposed service.

         We are a registered Alternate Local Exchange Carrier ("ALEC") in Florida, with tariffs filed in 32 states as a long distance service provider. As such, we intend to provide national Internet dial- up access to customers. We expect to provide these services in conjunction with major Internet service providers.

INTERNET SERVICES

         Although the Internet Services group is a separate group from the Software division, there are synergies between the groups in the development and distribution of products. Internet Services concentrates on the facilities necessary to provide local dial-up Internet service and real time billing and collection services. It is responsible for establishing and maintaining our ability to provide local dial-up and to contract for a national Internet dial-up provider to effect a private label national dial- up capability in the Company name. In addition, we are researching and negotiating joint ventures to be able to provide voice over Internet origination and termination. We are in the process of evaluating specific hardware and methodologies of completing international and domestic calls utilizing the Internet backbone, together with termination agreements with carriers. While the Software development team is responsible for the development and implementation of the CyberSentry Digital Rights Management Software and the ability to bill for digital assets delivered over the Internet, the same methodology applies to prepaid telephony services. Internet telephony is in the development stage and has not yet generated any revenues.

TELECOMMUNICATIONS

         As part of our long-term plan, on March 24, 1999 we acquired Telecommunications Service Center, Inc. ("TSC") through a merger by funding TSC's emergence from Chapter 11 bankruptcy proceedings. TSC now operates as the third division of CyberSentry as a facilities-based telecommunications carrier. Existing services of TSC include pre-paid (debit) calling cards, promotional value-added calling plans and service bureau offerings to various client groups. The assets acquired through the acquisition of TSC provide us the ability to offer billing to customers in real time direct as well as billing the customers local exchange carriers where appropriate. This entity forms the backbone to serve our other divisions. We plan to expand the Management Information Systems and Technical Services departments of this group to support all of our technical needs.

         We own and operate a Siemens high-volume gateway switch and an IBM AS400 billing platform in our TSC division. These systems enable us to provide all hardware and software for call processing, billing, tracking and prepaid debiting, as well as call transport, client programming, and national and international connectivity for TSC's services.

         We no longer focus on being a third party provider to telecommunications resellers. Instead, the infrastructure acquired by the merger with TSC will be applied to products and services proprietary to us. As a result, gross sales have decreased since the acquisition. We believe that this short-term situation should correct itself over time, thus significantly increasing the gross margins.

         Although we had hoped to be in a position to resurrect sales programs in existence prior to TSC's bankruptcy, that has not proven feasible. However, we attempt to attract previous clients and agents, working with existing agents on new programs and launching our own set of value-added calling services. Combined offerings, including Internet Service Providers ("ISP"), Voice-Over Internet Protocol ("VOIP") and calling card services, are expected to be marketed over the Internet and added to the product suite.

         Our telecommunications products and services are fully developed and generate revenues.

ADVANCED PRODUCT TECHNOLOGY

         We have entered into an exclusive licensing arrangement with LibertyOne Limited, an Australia corporation, for the distribution of our Asynchronous Transfer Mode technology throughout North America. The purchase price for this license was 2,000,000 shares of our Class B Preferred Stock. ATM offers real-time multimedia services to both consumers and commercial enterprises. We believe ATM will significantly enhance corporate and consumer communications, including video conferencing, interactive audio, and audio/visual distribution and retrieval. We believe that focusing on the development and delivery of our ATM offerings will put us in a position to take advantage of the enormous opportunity for Voice on Demand, voice, data and Internet services.

         We plan to market and sell two applications of our ATM technology. The first is a fast packet digital switch designed for small to medium size businesses. This device should allow a business to transmit voice, video and data over a local area network using our existing PABX infrastructure. The second is a set-top box designed for applications in the home. The device allows for the delivery of voice, video and data into the home via the existing telephone line, cable or via satellite. We believe that this product will have applications for games, music, television-based Internet browsing and video on demand.

         The ATM technology is still in the developmental stage and has not generated any revenues for us to date. We have reviewed the patents, acquired the rights to the ATM technology and have performed research thereon. We expect to launch the technology through a joint venture with a manufacturer of products incorporating PBX technology by the first quarter of 2001. We cannot assure you, however, that we will have established such joint venture by then if ever.

         We plan to target specific carriers for partnership and are currently negotiating agreements to secure ATM access on terms consistent with our strategies and operational goals. We believe that our approach to marketing our ATM product is innovative and unique to the industry. The strategy involves the use by subscribers of either an existing copper line or a coaxial cable to use an ATM device which can be purchased or leased from us. We believe that this technology will permit a conventional telephone line to be used to simultaneously carry voice, fax, Internet and audiovisual data over a single conventional copper line where the local carrier has installed central office ATM switches. We believe that by offering these multiple services using only one line, we should be well positioned as a competitive telecommunications provider of ATM services.

HISTORY OF BUSINESS

         We were incorporated in Delaware on August 21, 1998 as Telecommunications Services, Inc., referred to herein as TSI, and subsequently amended our certificate of incorporation to change our name to CyberSentry, Inc. TSC was formed on July 15, 1991 and, on May 7, 1998, filed for bankruptcy protection in Florida. As of March 24, 1999, as contemplated by TSC's Second Amended Plan of Reorganization which was funded by CyberSentry, TSC merged into CyberSentry and TSC was dissolved through the process we refer to as the Merger, with CyberSentry being the sole surviving corporation. The Merger was treated for accounting purposes as a purchase of TSC by CyberSentry.

ITEM 2.  PROPERTIES

         Real estate leases

         The corporate headquarters and principal executive offices of the Company are located at 412 East Madison Street, Suite 1200, Tampa, Florida. The Company's use of this office is pursuant to two lease agreements which expire on June 30, 2000 and June 30, 2001, respectively (the "Leases").

         The Company believes that its leased property is in good condition, is well maintained and is adequate for the Company's current and immediately foreseeable operating needs.

         The Company anticipates that it will be leasing additional office space and switch facilities, as necessary, including space in New York City.

ITEM 3.  LEGAL PROCEEDINGS

         On May 7, 1998, TSC, our predecessor, sought protection from its creditors and filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. On March 14, 1999, TSC emerged from the Bankruptcy pursuant to the plan approved by the Bankruptcy Court, and, on March 24, 1999, was merged with and into us in accordance with the plan and the Merger Agreement.

         On September 16, 1998, TSC entered into an Assurance of Discontinuance with the Attorney General of the State of Minnesota, pursuant to which TSC agreed, among other things, (i) to absorb unbilled long-distance fees and service charges with respect to Minnesota customers whose accounts had been improperly switched and to make restitution for any such fees or charges previously collected, (ii) to pay a $10,000 civil penalty to the State of Minnesota, (iii) not to engage in similar practices in the future and (iv) to pay an additional civil penalty in the amount of $250,000 if it violates the Assurance of Discontinuance. We believe that we are in compliance with the Assurance of Discontinuance.

         In June 1999, also in connection with the Grace Trust transaction, we entered into a Stipulation and Consent Judgment with the State of Idaho in order to settle allegations that we engaged in improper telemarketing and other activities with respect to the marketing of our telecommunications products to Idaho residents. In the Stipulation, we agreed, among other things, to adhere to various disclosure requirements in connection with telemarketing and sweepstakes solicitations, to obtain proper authorizations and verifications from subscribers, to make restitution to affected Idaho residents and to pay $7,500 to the State of Idaho for its costs of investigation.

         In addition to the foregoing, we are, and TSC as our predecessor was, involved from time to time in various claims and lawsuits in the ordinary course of business, none of which is expected, individually or in the aggregate, to have a materially adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held no Annual or Special Meeting during the last quarter of Fiscal 1999.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK

         As of the date hereof, the Company has outstanding 20,021,165 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CYBY." The following table sets forth the high and low bid prices for the Common Stock as reported on the OTC Bulletin Board. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                          Common Stock
                                       ------------------
Fiscal 2000                            High           Low
-----------                            ----           ---
1st Quarter (1)                        7.50           4.875

         On March 29, 2000, there were 29 holders of record of the Company's outstanding shares of Common Stock.

         On March 29, 2000, the last bid price of the Common Stock as reported on the OTC Bulletin Board was $ 6.00.

                               DIVIDEND POLICY

         The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.

-----------------
    (1) The Company's Common Stock began trading on January 24, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and the notes thereto of CyberSentry and TSC included elsewhere in this Form 10-K. As of March 24, 1999, TSC was acquired by CyberSentry, with CyberSentry being the surviving corporation. CyberSentry was a development stage enterprise with minimal operations in 1998. TSC has been operating since 1991 and is the primary operating entity. The selected historical financial information of TSC as of and for the year ended December 31, 1995 is derived from unaudited financial statements of TSC not included or incorporated by reference herein, and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair representation of financial information. The selected financial data set forth below for TSC as of and for the periods ended March 24, 1999, December 31, 1998, 1997 and 1996 and for CyberSentry as of and for the year ended December 31, 1999 and for the period from August 21, 1998 (inception) through December 31, 1998 are derived from the audited financial statements of TSC and CyberSentry included elsewhere in this Form 10-K, which have been audited by BDO Seidman L.L.P., independent accountants. TSC's financial statements following its emergence from bankruptcy are not comparable to the historical financial statements contained herein, which do not reflect the plan of reorganization. TSC's and CyberSentry's historical financial statements may not be indicative of future performance.

                                     Telecommunications Service Center, Inc. (1)


                                  Period from
                                 January 1, 1999                          Years Ended December 31,
                                 through March 24,  ----------------------------------------------------------------
                                       1999             1998              1997             1996             1995
                                   ------------     -------------     ------------     ------------     ------------
                                                                                                         (Unaudited)
-----------------------------
INCOME STATEMENT DATA:
Net sales                          $    811,316     $  22,804,240     $  8,341,164     $  2,606,254     $  2,493,409
Operating expenses                    1,130,659        26,042,048       11,024,545        3,663,781        3,266,917
                                   ------------     -------------     ------------     ------------     ------------

Operating (loss)                       (319,343)       (3,237,808)      (2,683,381)      (1,057,527)        (773,508)
Other (expense income                   (56,277          (175,257         (354,959)        (205,932)          46,671
                                   ------------     -------------     ------------     ------------     ------------
Net (loss)                         $   (375,620)    $  (3,413,065)    $ (3,038,340)    $ (1,263,459)    $   (726,837)
                                   ============     =============     ============     ============     ============
Net (loss) per share
   Basic                           $    (187.81)    $   (1,706.53)    $  (1,519.17)    $    (631.73)    $    (726.84)

Weighted average number of
   outstanding shares
     Basic                                2,000             2,000            2,000            2,000            1,000

BALANCE SHEET DATA:
Total assets                       $  1,420,962     $   1,519,559     $  2,493,896     $  1,881,856     $    896,044

Short-term debt including
   current portion of
   long-term debt                            --                --          866,127          561,032          289,586

Liabilities subject to
   Compromise under
   reorganization
   proceedings                        8,133,313         8,097,928               --               --               --

Long-term debt                               --                --        4,409,783        2,399,352          548,675

Capital deficit                      (8,806,232)       (8,430,612)      (5,017,547)      (1,979,207)        (716,748)

-----------------
(1) On May 7, 1998, the Telecommunications Service Center, Inc. filed for relief under Chapter 11 of the United Stated Bankruptcy Code in the Middle District of
Florida, Tampa Division. On March 4, 1999, the Bankruptcy Court confirmed the plan of reorganization and on March 14, 1999 the plan of reorganization became effective (pending the acquisition of TSC by CyberSentry).

                                CyberSentry, Inc.

                                                              Period from
                                             Year ended     August 21, 1998
                                            December 31,  (inception) through
                                                1999(c)    December 31, 1998
                                            ------------   -----------------
INCOME STATEMENT DATA:
Net sales                                   $  2,599,522      $         --
Operating expenses                             6,884,059           326,485
                                            ------------      ------------

Operating loss                                (4,284,537)         (326,485)
Other expense                                    (83,587)               --
                                            ------------      ------------
Net loss                                    $ (4,368,124)     $   (326,485)
                                            ============      ============
Net loss per share
   Basic                                         ($  .33)          ($  .03)
   Diluted                                       ($  .33)          ($  .03)

Weighted average number of outstanding
   shares
     Basic                                    13,438,603        10,500,000
     Diluted                                  13,438,603        10,500,000

BALANCE SHEET DATA:
Total assets                                $ 16,047,859      $  5,814,896

Short-term debt including current portion
   of long-term debt                           2,180,115            76,181

Long-term debt                                 1,000,284                --

Redeemable convertible preferred stock           801,984                --

Stockholders' equity                          10,845,411         5,726,215

(c) Includes the operations of TSC from March 25, 1999 through December 31,
    1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K and in future filings by the Company with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

CyberSentry, Inc., a Delaware corporation ("CyberSentry"), is a secure software, e-commerce and telecommunications company. In addition, the Company acquired Telecommunications Service Center, Inc. ("TSC") effective March 24, 1999. The Company presently services and markets its long distance and other telecommunications services to a wide variety of customers. The Company is expanding its telecommunications services to include Internet Service Provider ("ISP") access and bundle packaging of services as well as (i) proceeding with the development and deployment of the CyberSentry Secure Software suite of products (ii) researching and developing its Asynchronous Transfer Mode Technology ("ATM" or "ATM Technology") and (iii) refining its e-commerce systems and capabilities.

Digital Rights Management - Secure Software

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

ATM Technology - Product Technology

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

Telecommunications

During the last five years, TSC was a facilities-based carrier providing long distance telecommunications services, including commercial and residential service, long distance service, operator service for pay phones, prepaid phone cards, calling cards and enhanced services, such as voice mail and fax services. TSC owns and operates a Siemen's high-volume gateway switch and an IBM AS400 billing platform to accommodate anticipated growth. It is certified as an "Alternative Local Exchange Carrier" ("ALEC") to provide local telephone services in the State of Florida and is currently filing for ALEC certification in thirty (32) additional states.

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

Internet/E-Commerce

Although this group is separate from the software and telecommunications divisions, there are synergies between them in the development and distribution of products and services. The Internet/E-Commerce group focuses on the facilitation and advancement of core business transactions via the Internet. It is responsible for cohesively establishing and maintaining our e-commerce presence and overseeing the gateway for the CyberSentry Software product suite. This group not only offers software sales and distribution processing, but also ISP services, CyberSentry Billing Network (TM) and the Company's ATM process. The Company also plans to launch Voice Over Internet services in the future. This group is in the development stage and has not yet produced any revenues for the Company.

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below represents CyberSentry's operations and liquidity for the year ended December 31, 1999 and for the period from August 21, 1998 (inception) through December 31, 1998 and TSC's results of operations, the predecessor, for the years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

The following table sets forth selected financial data of TSC stated as a percentage of net sales:

                                                      Years ended December 31,
                                                     -------------------------
                                                        1998            1997
                                                     ---------      ----------
Net sales                                              100.0%          100.0%

Telecommunications costs                                97.7            97.3

Selling, general and administrative expenses
(including depreciation and amortization
expense)                                                16.5            34.9

Operating loss                                         (14.2)          (32.2)

Other expense, net                                       (.8)           (4.2)

Net loss                                               (15.0)          (36.4)

The following relates to the operations of TSC.

FISCAL YEAR ENDED 1998 COMPARED TO 1997

Net sales increased by $14,463,076, or 173%, from $8,341,164 for the year ended December 31, 1997, to $22,804,240 for the year ended December 31, 1998. Of this increase, $13,510,034 was due to increased volume in the LEC billing programs with PCI, Accutel and Valutel and a $2,274,605 increase in (1+) long distance program. Increased costs associated with LEC billing programs and a more stringent regulatory environment prompted the Company to either discontinue or cut back certain programs. The Company discontinued the Accutel program during 1998. The increase in revenue from the (1+) long distance program during 1998 was due to increased volume resulting from the Grace Trust Transaction. See Item 7 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Bankruptcy, Merger and Related Transactions" for a further description of the Grace Trust Transaction. Although the Company experienced increased volume and revenue from the Grace Trust Transaction, there was also an increase in bad debts from the poor credit condition of the customer base. Such increases were offset by a $865,281 decrease in the travel card and (T-1) long distance programs.

Telecommunication costs increased to support the increased revenue by $14,170,417 or 175%, from $8,112,840 for the year ended December 31, 1997, to
$22,283,257 for the year ended December 31, 1998. As a percentage of net sales, these amounts represented 97% for 1997 as compared to 98% for 1998. The amounts as a percentage of net sales are consistent from 1997 to 1998.

TSC's selling, general and administrative expenses increased $786,574, or 31%, from $2,532,845 for the year ended December 31, 1997 to $3,319,419 for the year ended December 31, 1998. As a percentage of net sales, these expenses decreased from 30% for 1997 to 15% for 1998. The overall dollar increase in selling, general and administrative expenses was primarily attributable to bad debts in 1998. The increase in bad debts in 1998 was attributable to customer accounts written off in connection with the Grace Trust Transaction and the Accutel program that ended in 1998. See Item 7 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Bankruptcy, Merger and Related Transactions" for a further description of the Grace Trust Transaction. To reduce bad debts during 1999 the Company discontinued service for the customer accounts relating to the Grace Trust Transaction, and has increased credit screening for new customers. The decrease in these expenses as a percentage of net sales was attributable to the increase in net sales and TSC's ability to increase revenues and maintain an efficient cost structure in 1998.

Depreciation and amortization expense increased $60,512 or 16%, from $378,860 for the year ended December 31, 1997 to $439,372 for the year ended December 31, 1998. The overall dollar increase was attributable to equipment purchased in mid-year 1997 that have depreciation for a portion of 1997 and a full year of depreciation in 1998.

Other expense, net decreased by $179,702, or 51%, from $354,959 for the year ended December 31, 1997 to $175,257 for the year ended December 31, 1998. Other expense, net consists of gains from the sale of marketable securities in 1998 amounting to $227,251, offset by an increase of $47,549 in interest expense in 1998.

Principally as a result of the factors described above, the Company incurred a net loss of $(3,413,065) for the year ended December 31, 1998 as compared to a net loss of $(3,038,340) for the year ended December 31, 1997.

The following relates to the operations of CyberSentry, Inc., and its predecessor TSC.

FOR THE YEAR ENDED DECEMBER 31, 1999

NET SALES

Net sales amounted to $2,599,522 for the year ended December 31, 1999. The Company did not generate any revenues from its secured software and product technology segments for the year. The net sales for the year resulted from the Company's telecommunications segment. Since the Company purchased TSC on March 24, 1999, the net sales of $2,599,522 represents TSC's net sales from the period March 25, 1999 to December 31, 1999, under purchase accounting. Net sales decreased $20,204,718, or 89% from $22,804,240 for the year ended December 31, 1998 to $2,599,522 for the year ended December 31, 1999. The decrease was due to decreased volume in the Local Exchange Carrier ("LEC") billing programs with PCI, Accutel and Valutel, attributing to $17,244,713 of the decrease. Additionally, $2,683,803 of the decrease was due to decreased volume in the LD(1+), Call 1-800 and LD (T-1's) long distance service programs. The Company plans to increase sales by growing its sales and support organizations while also refining its billing and collection practices. The Company has decreased its reliance on selling through the master agent and subagent relationships previously utilized by TSC, in particular because Accutel, PCI and Valutel were unable to document their on-going compliance with the revised more stringent regulatory environment, such as independent third party verification. Thus, the revenues derived from master agents and subagents such as Grace Trust, Valutel and Accutel will not recur.

Programs such as direct marketed, post paid travel cards and residential local and long distance sold or administered directly by the Company will continue. At present, these programs account for all of the sales of the Company.

TELECOMMUNICATIONS COSTS

Telecommunications costs amounted to $2,108,418 for the year ended December 31, 1999. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs decreased $20,174,839, or 91% from $22,283,257 for the year ended December 31, 1998 to $2,108,418 for the year ended December 31, 1999. Telecommunications costs decreased as a function of lower volume for the period and the reduced master and subagent base including Accutel, PCI and Valutel. As a percentage of net sales, these amounts represented 98% for the year ended December 31, 1998 as compared to 81% for the year ended December 31, 1999. The decrease as a percentage of net sales was primarily attributable to an increase in the monthly fee charged each customer in the Valutel program.

SELLING, GENERAL AND ADMINISTRATION

Selling, general and administrative expenses decreased $624,295, or 19% from $3,319,419 for the year ended December 31, 1998 to $2,695,124 for the year ended December 31, 1999. The overall dollar decrease was primarily attributable to bad debts in 1998. As a percentage of net sales, these amounts represented 15% for

1998 as compared to 104% for 1999. The increase as a percentage of net sales was attributable to the decrease in net sales, and the Company's inability to maintain an efficient cost structure in 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization amounted to $2,080,517 for the year ended December 31, 1999. The amount of depreciation and amortization in 1999 was significantly impacted by the intangibles acquired through the acquisition of TSC and the Company's purchase of the CyberSentry and ATM Technology in the later part of 1998. For the year ended December 31, 1999, the amortization expense relating to the acquired intangibles amounted to $868,101, and the amortization of the CyberSentry and ATM Technology amounted to $857,142.

OTHER EXPENSES

Other expenses, net decreased $91,670, or 52% from $175,257 for the year ended December 31, 1998 to $83,587 for the year ended December 31, 1999. The decrease was attributable to a decrease in interest expense, net of $281,781 offset by a decrease in other income of $190,111. Interest expense, net decreased due to lower average debt balances outstanding during 1999. Other income in 1998 resulted from a gain on the sale of marketable securities; the Company did not have securities transactions during 1999. Other income in 1999 was attributable to commission income from pay phones.

NET LOSS

As a result of the factors described above, the Company incurred a net loss of $(4,368,124) for the year ended December 31, 1999, as compared to a net loss of $(3,413,065) for the year ended December 31, 1998.

FOR THE PERIOD FROM AUGUST 21, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

CyberSentry was incorporated in Delaware on August 21, 1998 and has only recently begun marketing the CyberSentry Software. The ATM Technology is still in the development stage. There were no sales of either product during 1998.

Operating expenses amounted to $326,485. This amount comprised $250,000 of amortization of the CyberSentry Software and ATM Technology and $76,485 of general and administrative expenses. General and administrative expenses primarily relate to costs incurred in connection with software support and legal and accounting fees.

As a result of the factors described above, CyberSentry incurred a net loss of $(326,485) for the period from August 21, 1998 (inception) through December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our management expects to finance our short-term working capital and capital expenditure requirements through cash generated by our operations, our existing line of credit and potentially a private placement of our equity and/or debt securities. Patriot Advisors, Inc. has agreed to extend the $3 million dollar line of credit until December 31, 2000 and has agreed to convert principal and interest payments at the rate of $7.50 per share, if necessary, for the period ending December 31, 2000 to make additional funds available under the line of credit. Subsequent to year end, the Company negotiated with Patriot to accept 40,000 shares of common stock in satisfaction of $280,000 of accrued interest and principal on the line of credit, thereby providing the Company with additional funds. The amount outstanding on the line of credit may not exceed 50% of our assets and is collateralized by all of the Company assets. The amounts outstanding at the end of the term are payable on demand. At December 31, 1999 we had approximately $1,080,000 available to borrow.

The Company believes that it has sufficient cash flow from operations and its existing line of credit to meet the cash flow requirements for the next 12 months. The Company intends to increase that capital by a placement of its securities, significant cost cutting and possible sale of some of the assets that do not strategically enhance its business objectives.

The Company will also attempt to negotiate with its option holders to exercise their stock options that could generate another $750,000 in cash. The Company will attempt to negotiate with its preferred stockholders to convert to common stock and save approximately $100,000 per year in funding the redemption pool.

There can be no assurance that the company will be able to finance its operation from the existing sources of capital or receive additional capital from the sale of its securities. In the event that our operations are not sufficient and outside financing is not available on reasonable terms, we may be required to cut cost significantly or sell assets of the business.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been unable to increase revenues in its telecommunications segment and was unable to maintain an efficient cost structure during 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of integrating its secured software with the telecommunications business that would allow the download of its software to be part of a billing transaction that would increase revenues. This would present new sales and marketing opportunities for the Company.

OPERATING

Net cash used in operating activities for the Company amounted to $1,606,374 for the year ended December 31, 1999. This was primarily attributable to the net loss of $4,368,124 and the decrease in accounts payable, offset by an adjustment for depreciation and amortization of $2,080,517, common stock/stock options granted for services of $353,771, bad debts of $190,347 and interest and penalties on the capitalized lease of $169,338.

Net cash used in operating activities for TSC amounted to $1,657,417 in 1997 as compared to $403,704 of net cash provided by operating activities in 1998. The favorable variance of $2,061,121 was primarily attributable to the increase in accounts payable of $1,660,732, an increase in bad debts of $1,312,511, offset by a decrease in accrued expenses of $423,797 and an increase of $374,725 in the net loss.

Net cash used in operating activities for CyberSentry amounted to $126,181 for the period from August 21, 1998 (inception) to December 31, 1998. This was primarily attributable to the net loss of $326,485 and the increase in other receivables and other assets of $64,896, offset by an adjustment for amortization of $250,000.

INVESTING

Net cash used in investing activities amounted to $73,739 for the year ended December 31, 1999. This amount was comprised of $21,406 expended for the purchases of equipment and $52,333 of capitalized software development costs.

Net cash used in investing activities for TSC decreased from $41,167 in 1997 to $7,833 in 1998 as a result of TSC purchasing less equipment in 1998.

FINANCING

Net cash provided by financing activities for the Company amounted to $1,769,590 for the year ended December 31, 1999. This was attributable to financing received from the sale of common stock of $500,000 and from a shareholder of $1,843,897, offset by repayments of lease obligations of $80,689, net payments on the line of credit of $282,000 and payments on the bank note payable of $211,618.

Net cash provided by financing activities for TSC amounted to $1,714,383 in 1997, reflecting $1,838,364 of net proceeds from a note payable to a stockholder, and $197,589 from the factoring line of credit, offset by $86,592 of payments on the bank line of credit and note payable and $234,618 of payments on capital lease obligations. This compares to net cash used in financing activities of $408,087 in 1998, primarily representing repayments on bank debt, the factoring line of credit and capital leases, offset by a $196,042 increase in note payable to a stockholder.

Net cash provided by financing activities for CyberSentry amounted to $126,181 for the period from August 21, 1998 (inception) to December 31, 1998. This was attributable to an increase in due to stockholder of $76,181 and the proceeds from the sale of common stock of $50,000.

See Note 7 of the CyberSentry "Notes to Financial Statements" for discussion of the Company's lease obligations.

FUTURE ADOPTION OF NEW ACCOUNTING STATEMENTS

In June 1998, the Financial Accountant Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements and management does not expect this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

YEAR 2000 COMPLIANCE

The potential for software failure due to Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its major vendors that they are Year 2000 compliant. The Company expended approximately $35,000 in 1999 in Year 2000 related expenses and continues to monitor the situation for any disruptions due to Year 2000 related issues. The Company has not had its operations, products or services disrupted with any Year 2000 issues and does not expect any material disruptions or significant costs, related to Year 2000 issues, for the year 2000.

ITEM 8.  FINANCIAL STATEMENTS

                                CYBERSENTRY, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE NO.

CYBERSENTRY, INC.:

   Report of Independent Certified Public Accountants                    23
   Balance Sheets at December 31, 1999 and 1998                          24
   Statements of Operations for the year ended December 31, 1999 and for the period from August 21, 1998
     (inception) through December 31, 1998                               25
   Statements of Stockholders' Equity for the year ended
     December 31, 1999 and for the period from August 21, 1998
     (inception) through December 31, 1998                               26
   Statements of Cash Flows for the year ended December 31, 1999 and for the period from August 21, 1998
     (inception) through December 31, 1998                               28
   Notes to Financial Statements                                         30

TELECOMMUNICATIONS SERVICE CENTER, INC.:

   Report of Independent Certified Public Accountants                    55
   Balance Sheets at March 24, 1999 (acquisition date) and
     December 31, 1998                                                   56
   Statements of Operations for the period from January 1, 1999 through March 24, 1999 (acquisition date) and
     for the years ended December 31, 1998 and 1997                      57
   Statements of Capital Deficit for the period from January 1, 1999 through March 24, 1999 (acquisition date) and for the
     years ended December 31, 1998 and 1997                              58
   Statements of Cash Flows for the period from January 1, 1999 through March 24, 1999 (acquisition date)
       and for the years ended December 31, 1998 and 1997                59
   Notes to Financial Statements                                         61

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of CyberSentry, Inc.
Tampa, Florida


We have audited the accompanying balance sheets of CyberSentry, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from August 21, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberSentry, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from August 21, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, negative cash flows and a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Miami, Florida                                                  BDO Seidman, LLP
March 17, 2000


                                                                                          CYBERSENTRY, INC.

                                                                                             BALANCE SHEETS
===========================================================================================================
                                                                                 December 31,   December 31,
                                                                                     1999           1998
-----------------------------------------------------------------------------------------------------------
ASSETS (NOTE 6)
CURRENT
   Cash                                                                        $     89,477    $         --
   Accounts receivable, less $68,463 allowance for doubtful accounts in 1999        173,846              --
   Prepaid expenses and other assets                                                 54,798          14,896
   Other receivables                                                                  1,721          50,000
-----------------------------------------------------------------------------------------------------------
Total current assets                                                                319,842          64,896
Excess of cost over fair value of net assets acquired, net of $868,102
   accumulated amortization in 1999 (Note 3)                                     10,039,484              --
ATM Technology License, net of $571,428 and $142,857 accumulated
   amortization in 1999 and 1998, respectively (Notes 1 and 2)                    2,428,572       2,857,143
CyberSentry Software License, net of $535,714 and $107,143 accumulated
   amortization in 1999 and 1998, respectively (Notes 1 and 2)                    2,464,286       2,892,857
Equipment and leasehold improvements, net (Note 4)                                  723,644              --
Capitalized software development costs                                               52,333              --
Other assets                                                                         19,698              --
-----------------------------------------------------------------------------------------------------------
                                                                               $ 16,047,859    $  5,814,896
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $    569,562    $         --
   Accrued expenses and other current liabilities                                   650,503          12,500
   Current maturities of capital lease obligations (Note 7)                         260,037              --
   Due to stockholder (Note 6)                                                    1,920,078          76,181
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                         3,400,180          88,681
Obligations under capital leases, less current maturities (Note 7)                1,000,284              --
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                 4,400,464          88,681
-----------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock, $.001 par value, 534,656 shares             801,984              --
issued and outstanding (Note 9)
-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 10)
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTE 9)
   Class A convertible redeemable participating preferred stock, $.001 par value,
      7,000,000 shares authorized, 3,916,522 shares in 1999 and 0 shares in 1998
      issued and outstanding; aggregate liquidation value of $5,874,783               3,916              --
   Class B convertible redeemable participating preferred stock,
      $.001 par value, 3,000,000 shares authorized, 3,000,000 shares in 1999 and 2,000,000 in 1998 issued and outstanding; aggregate liquidation value
      of $4,500,000 and $3,000,000, respectively                                      3,000           2,000
   Common stock, $.001 par value, 30,000,000 shares authorized, 13,878,765
      shares in 1999 and 12,000,000 shares in 1998 issued and outstanding            13,879          12,000
   Additional paid-in capital                                                    15,519,225       6,038,700
   Deficit                                                                       (4,694,609)       (326,485)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       10,845,411       5,726,215
-----------------------------------------------------------------------------------------------------------
                                                                               $ 16,047,859    $  5,814,896
===========================================================================================================

                                                            See accompanying notes to financial statements.

                                                               CYBERSENTRY, INC.

                                                        STATEMENTS OF OPERATIONS
================================================================================
                                                                   Period from
                                                                 August 21, 1998
                                                                   (inception)
                                                     Year Ended      through
                                                    December 31,   December 31,
                                                      1999(A)          1998
--------------------------------------------------------------------------------
NET SALES (Note 1)                                $  2,599,522    $         --
--------------------------------------------------------------------------------
OPERATING EXPENSES:
   Telecommunications costs (excluding
     depreciation and amortization)                  2,108,418              --
   Selling, general and administrative expenses      2,695,124          76,485
   Depreciation and amortization                     2,080,517         250,000
--------------------------------------------------------------------------------
Total operating expenses                             6,884,059         326,485
--------------------------------------------------------------------------------
OTHER (INCOME) EXPENSE:
   Interest expense, net                               120,727              --
   Other income                                        (37,140)             --
--------------------------------------------------------------------------------
Total other expenses, net                               83,587              --
--------------------------------------------------------------------------------
Net loss                                          $ (4,368,124)   $   (326,485)
================================================================================
Net loss per share
   Basic                                          $       (.33)   $       (.03)
   Diluted                                        $       (.33)   $       (.03)

Weighted average number of outstanding shares
   Basic                                            13,438,603      10,500,000
   Diluted                                          13,438,603      10,500,000


(a) Includes the operations of TSC from March 25, 1999 through December 31, 1999


                                 See accompanying notes to financial statements.


                                                                                                          CYBERSENTRY, INC.

                                                                                         STATEMENTS OF STOCKHOLDERS' EQUITY
===========================================================================================================================

                                                Class A Preferred          Class B Preferred               Common
                                               -------------------        -------------------        -------------------
                                               Shares       Amount        Shares       Amount        Shares       Amount
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
   cash in September 1998 at
   $.006/share                                     --     $      --            --     $      --     8,550,000   $     8,550

Issuance of common stock for
   services in September 1998 at
   $.006/share                                     --            --            --            --       450,000           450

Issuance of Class B preferred
   stock for ATM Technology
   acquisition in September 1998
   at $1.50/share                                  --            --     2,000,000         2,000            --            --

Issuance of common stock for
   CyberSentry Software
   acquisition in November 1998
   at $1.00/share                                  --            --            --            --     3,000,000         3,000

Net loss                                           --            --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                       --            --     2,000,000         2,000    12,000,000        12,000

Issuance of common stock for cash in
   January 1999 at $1.00/share                     --            --            --            --       500,000           500

Issuance of common stock for purchase
   of TSC in March 1999 at                         --            --            --            --     1,000,000         1,000

Issuance of Class B preferred stock for
   purchase of TSC in March
   1999 at $1.50/share                             --            --     1,000,000         1,000            --            --

Issuance of Class A preferred stock to
   unsecured creditors of TSC in March
   1999 at $1.50/share                      3,361,232         3,361            --            --            --            --



                                                   Additional
                                                    Paid-in
                                                    Capital        Deficit        Total
----------------------------------------------------------------------------------------
Issuance of common stock for
   cash in September 1998 at
   $.006/share                                    $    41,450   $      --    $    50,000

Issuance of common stock for
   services in September 1998 at
   $.006/share                                          2,250          --          2,700

Issuance of Class B preferred
   stock for ATM Technology
   acquisition in September 1998
   at $1.50/share                                   2,998,000          --      3,000,000

Issuance of common stock for
   CyberSentry Software
   acquisition in November 1998
   at $1.00/share                                   2,997,000          --      3,000,000

Net loss                                                   --    (326,485)      (326,485)
----------------------------------------------------------------------------------------
Balance at December 31, 1998                        6,038,700    (326,485)     5,726,215

Issuance of common stock for cash in
   January 1999 at $1.00/share                        499,500          --        500,000

Issuance of common stock for purchase
   of TSC in March 1999 at                            999,000          --      1,000,000

Issuance of Class B preferred stock for
   purchase of TSC in March
   1999 at $1.50/share                              1,499,000          --      1,500,000

Issuance of Class A preferred stock to
   unsecured creditors of TSC in March
   1999 at $1.50/share                              5,038,488          --      5,041,849


                                                Class A Preferred            Class B Preferred                  Common
                                              --------------------         --------------------           -------------------
                                              Shares        Amount         Shares        Amount           Shares       Amount
--------------------------------------------------------------------------------------------------------------------------------
Issuance of Class A preferred stock to
   Sprint and Westinghouse in
   March 1999 at $1.50/share                  555,290            555             --             --             --             --

Issuance of common stock to
   unsecured creditor in March 1999
   at $1.00/share                                  --             --             --             --        258,765            259

Issuance of stock options for
   50,000 shares of common
   stock in April 1999                             --             --             --             --             --             --

Issuance of stock options for 42,000
   shares of common stock in July,
   August, September, October,
   November and December 1999                      --             --             --             --             --             --

Issuance of common stock to financial
   consultants in December 1999                    --             --             --             --        120,000            120

Net loss                                           --             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                3,916,522   $      3,916      3,000,000   $      3,000     13,878,765   $     13,879



                                                Additional
                                                 Paid-in
                                                 Capital        Deficit         Total
---------------------------------------------------------------------------------------
Issuance of Class A preferred stock to
   Sprint and Westinghouse in
   March 1999 at $1.50/share                     832,380             --         832,935

Issuance of common stock to
   unsecured creditor in March 1999
   at $1.00/share                                258,506             --         258,765

Issuance of stock options for
   50,000 shares of common
   stock in April 1999                            15,023             --          15,023

Issuance of stock options for 42,000
   shares of common stock in July,
   August, September, October,
   November and December 1999                     38,748             --          38,748

Issuance of common stock to financial
   consultants in December 1999                  299,880             --         300,000

Net loss                                              --     (4,368,124)     (4,368,124)
----------------------------------------------------------------------------------------
Balance at December 31, 1999                $ 15,519,225   $ (4,694,609)   $ 10,845,411
========================================================================================

                                 See accompanying notes to financial statements.


                                                                                       CYBERSENTRY, INC.

                                                                                STATEMENTS OF CASH FLOWS
========================================================================================================
                                                                                           Period from
                                                                                         August 21, 1998
                                                                           Year Ended    (Inception) to
                                                                          December 31,    December 31,
                                                                             1999             1998
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                              $(4,368,124)     $  (326,485)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                         2,080,517          250,000
     Common stock/stock options issued for services                          353,771            2,700
     Capital lease interest and penalties included in lease obligation       169,338               --
     Bad debts                                                               190,347               --
     Changes in operating assets and liabilities, net of
       effects of acquisition and noncash transactions:
         Accounts receivable                                                  (8,943)              --
         Prepaid expenses and other assets                                     4,802               --
         Other receivables                                                    55,836          (50,000)
         Other assets                                                         12,251          (14,896)
         Accounts payable                                                   (133,614)          12,500
         Accrued expenses and other current liabilities                       37,445               --
--------------------------------------------------------------------------------------------------------
Total adjustments                                                          2,761,750          200,304
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (1,606,374)        (126,181)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchases of equipment                                                    (21,406)              --
   Capitalized software development costs                                    (52,333)              --
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (73,739)              --
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                    500,000           50,000
   Increase in due to stockholder                                          1,843,897           76,181
   Repayment of line of credit, net                                         (282,000)              --
   Repayments of obligations under capital leases                            (80,689)              --
   Payments on bank note payable                                            (211,618)              --
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  1,769,590          126,181
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     89,477               --
Cash and cash equivalents at beginning of period                                  --               --
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $    89,477               --
=========================================================================================================


                                                                                                       Period from
                                                                                                    August 21, 1998
                                                                                Year Ended           (Inception) to
                                                                               December 31,            December 31,
                                                                                   1999                    1998
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Class B preferred stock issued in exchange for ATM Technology License    $            --           $   3,000,000
   Common stock issued in exchange for CyberSentry Software                 $            --           $   3,000,000
   Fair value of assets acquired in acquisition of TSC                      $     1,420,962           $          --
   Liabilities assumed in acquisition of TSC                                $     9,828,548           $          --
   Common stock and Class B preferred stock issued in purchase of TSC       $     2,500,000           $          --
   Class A preferred stock and common stock issued in connection with
     TSC's plan of reorganization                                           $     6,133,549           $          --

                                 See accompanying notes to financial statements.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    SUMMARY OF        ORGANIZATION AND BUSINESS
      SIGNIFICANT
      ACCOUNTING        CyberSentry, Inc. ("CyberSentry" or the "Company") was
      POLICIES          incorporated in Delaware on August 21, 1998 as
                        Telecommunication Services, Inc. ("TSI"). On November
                        30, 1998, TSI amended its certificate of incorporation to change its name to CyberSentry, Inc. CyberSentry's principal business includes telecommunications services, the marketing and sale of CyberSentry Software and two applications of Asynchronous Transfer Mode ("ATM")
                        Technology.

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

                        The two ATM applications are a fast packet digital switch and a set-top box. The fast packet digital switch is designed for small to medium size businesses. The device will allow a business to transmit voice, video and data over a local area network using the business' existing PABX infrastructure. The set-top box is designed for applications in the home. This device will allow for the delivery of voice, video and data into the home via the existing telephone line or satellite.

                        Effective March 24, 1999, CyberSentry purchased all of the outstanding common stock of Telecommunications Service Center, Inc. ("TSC"), a Florida Corporation, (see Note 3). TSC was operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. The Bankruptcy Court confirmed TSC's plan of reorganization ("the Plan") on March 4, 1999 and the Plan became effective March 24, 1999, the date CyberSentry acquired TSC.

                        TSC is a facilities based carrier providing long distance telecommunications services including commercial and residential

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        service, international call back long distance service, operator service for pay phones, prepaid phone cards, and enhanced services, such as voice and fax-mail services. TSC is in a specialized telecommunications service industry.

                        USE OF ESTIMATES

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        CASH AND CASH EQUIVALENTS

                        The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

                        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                        Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the respective leases or the service lives of the improvements, whichever is shorter. Upon sale or retirement, the asset cost and related accumulated depreciation and amortization are removed from the accounts and any related gain or loss is reflected in earnings.

                        GOODWILL

                        The excess of the cost over the fair value of net assets acquired is recorded as goodwill and is amortized on a straight-line basis over 10 years.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        ATM TECHNOLOGY AND CYBERSENTRY SOFTWARE LICENSES

                        The ATM Technology and CyberSentry Software licenses are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over estimated useful lives of seven years.

                        NEW ACCOUNTING PRONOUNCEMENTS

                        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
                        (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements and management does not expect this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

                        REVENUE RECOGNITION

                        There were no revenues for the Company's secured software and product technology business segments during 1998 and 1999. The Company will enter into license agreements, typically with major end user customers, which allow for the use of the Company's software and technology products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses will be recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable.

                        All of the Company's telecommunications services are recognized as service is provided. Allowances are provided for estimated uncollectible usage.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        INCOME TAXES

                        Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to the differences between the financial statement and tax basis of existing assets and liabilities.

                        EARNINGS PER SHARE

                        Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

                        Options to purchase 692,000 shares of common stock (including options granted to non-employees) from $1.00 to $2.50 were not included in diluted EPS, as their effect would be anti-dilutive.

                        CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                        Product development costs, including product enhancements, are capitalized after technological feasibility has been established. These costs are reported at the lower of unamortized cost or net realizable value and are being amortized on a straight-line basis over two to five years, the estimated economic life of the products. The Company capitalized approximately $52,000 in 1999 of product development costs relating to its CyberSentry Software product.

                        ASSET IMPAIRMENT

                        The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, current business conditions

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets. The Company reviews the carrying value of its goodwill for impairment using the market value method under Accounting Principles Board No. 17. Under this method the Company compares its historical net book value to the value indicated by the market price of its equity securities (quoted market price for its free trading common stock and fair value for its preferred stock and restricted common stock). If the net book value exceeds market capitalization, the difference would be the impairment loss to recognize on the goodwill. There was no impairment loss recognized by the Company in 1999 and 1998.

                        FINANCIAL INSTRUMENTS

                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate, and unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                        STOCK BASED COMPENSATION

                        The Company recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is excess, if any of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        GOING CONCERN

                        The Company's financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1998 and up to March 24, 1999, CyberSentry was a development stage enterprise and had no revenues. Upon the acquisition of TSC, CyberSentry ceased being a development stage enterprise but to date, has realized no revenues, other than those attributable to TSC. The Company has been unable to increase revenues in its telecommunications segment and was unable to maintain an efficient cost structure during 1999. The Company is in the process of integrating its software with the telecommunications business that would allow the download of its software to be part of a billing transaction that would increase revenues. This would present new sales and marketing opportunities for the Company.

                        The Company has negotiated an agreement with Patriot subsequent to December 31, 1998 to accept 40,000 shares of common stock in satisfaction of $280,000 of accrued interest and principal on the line of credit, thereby providing the Company with additional funds. Additionally, Patriot extended the due date on the line of credit to December 31, 2000 and has the option to accept shares of common stock of the Company in lieu of principal and interest payments through December 31, 2000 at a value of $7.50 a share. The Company will also attempt to negotiate with its option holders to exercise their stock options that may potentially generate $750,000 in cash. The Company is also currently negotiating with Class A and B preferred stockholders to convert their shares to common stock on a one for one basis. This would save the Company approximately $100,000 in cash flow by not having to fund the Optional Redemption Pool.

                        The Company's continued existence is dependent upon its ability to resolve its liquidity problems principally by implementing cost reduction strategies, obtaining positive results from increased marketing efforts and accomplishing the aforementioned negotiations with shareholders.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above.

2.    ACQUIRED          CYBERSENTRY SOFTWARE LICENSE
      TECHNOLOGY
                        On October 2, 1998, Templar Corporation, a Delaware corporation ("Templar"), entered into a license agreement (the "License Agreement") with Learning
                        Company Properties, Inc., a Delaware corporation
                        ("Learning"), pursuant to which Templar obtained an exclusive, worldwide, perpetual, fully-paid right and license to publish, use, distribute and sublicense a software program that provides digital rights management technology (the "CyberSentry Software").

                        In addition, pursuant to the License Agreement, Learning assigned its rights to certain trademarks, and Learning agreed to provide engineering support to Templar through December 31, 1999. Templar agreed to pay Learning $187,500 in consideration for such engineering support. The Company agreed to reimburse Templar for payments made to Learning. The Company paid Templar $187,500 during 1999 and recognized software support expense for such amount in the accompanying statement of operations. The Company did not extend the engineering support agreement in 2000.

                        Templar transferred to Learning 2,500,000 fully paid and ordinary shares (the "LibertyOne Shares") in the capital of LibertyOne Ltd., ("LibertyOne") as consideration for the license of the CyberSentry Software. In connection with the LibertyOne Shares, Learning has been issued a right to put the LibertyOne Shares to Templar for an aggregate purchase price of $3,000,000, pursuant to the Put and Top Up Agreement ("Put Agreement"), dated October 22, 1998, by and between Learning and Templar. This put expires on December 31, 2001, unless it terminates

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        earlier due to the occurrence of certain Trigger Events, as defined in the Put Agreement. Templar and Learning valued the transaction at $3,000,000 which was based on the then anticipated initial public offering price of the LibertyOne Shares of $1.20 per share. The initial public offering of the LibertyOne Shares closed on December 10, 1998 at a price of $2.00 per share. Templar informed the Company that Learning has received more than $3,000,000 from the sale of the LibertyOne shares and that the Put Agreement has therefore been cancelled.

                        Templar assigned the License Agreement to the Company pursuant to the terms of the Assignment of the Software License Agreement, effective as of November 20, 1998 (the "Assignment"). Pursuant to the terms of the Assignment and in consideration thereof, the Company transferred 3,000,000 shares of its Common Stock to Templar which thereby became a significant shareholder in the Company. The Put and Top Up Agreement between Templar and Learning does not transfer to CyberSentry upon Templar's assignment of the License Agreement to CyberSentry. Templar is 100% owned by Mr. Frank Kristan who may therefore be deemed to be the beneficial owner of the shares of Common Stock held by Templar. The shares of common stock issued to Templar have been valued at Templar's carrryover basis in the CyberSentry Software.

                        The Company entered into a Software License Agreement (the "DRI License Agreement"), effective as of January 1, 1999, with VisionNet's predecessor Digital Rights International, Inc., a Delaware Corporation ("DRI"), a subsidiary of Liberty One. Pursuant to the agreement, the Company has granted VisionNet a non-transferable, non-exclusive, worldwide right and license to publish and use the CyberSentry Software solely for the protection of celebrity digital rights and content related thereto on websites owned or operated by VisionNet. In conjunction with entering into the DRI License Agreement, VisionNet purchased 500,000 shares of the Company's Common Stock at $1.00 per share for an aggregate purchase price of $500,000. The Company is under no obligation to provide upgrades to the software licensed to VisionNet

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        unless VisionNet elects to pay the Company $150,000 for continuing software engineering support.

                        ATM TECHNOLOGY LICENSE

                        Comtel Telecommunications Pty Ltd. ("Comtel"), a wholly owned subsidiary of LibertyOne, entered into a Patent and Know How License and Commercialization Agreement dated as of February 4, 1998 (the "ATM Agreement") with Telstra Corporation Limited ("Telstra"), pursuant to which LibertyOne was granted a non-exclusive license to certain applications in relation to Telstra's Fast Packet Digital Switch Project ("FPDX"). FPDX represents technology developed by Telstra over 11 years. FPDX utilizes Asynchronous Transfer Mode technology ("ATM or "ATM Technology") which has the potential to deliver "virtual" Internet services to users at substantially increased speeds and lower costs than other technologies. The ATM Agreement grants LibertyOne the license to sell this technology as desk-top and set-top applications.

                        Comtel entered into a Patent and Know How Sub-Contract and Commercialization Agreement (the "Sub-Contract") with the Company, effective as of September 8, 1998, pursuant to which CyberSentry has been granted the right to develop and sell the ATM Technology in the United States and Canada. As consideration for Comtel entering into the Sub-Contract with CyberSentry, CyberSentry issued 2,000,000 shares of Class B Preferred Stock to Comtel's designee, DRI. The shares of Class B Preferred Stock issued to DRI have been valued at $3,000,000 which is the value of the shares issued to TSC creditors pursuant to the plan of reorganization.

                        In addition, pursuant to the Sub-Contract, CyberSentry agreed to pay Comtel a royalty fee of 110% of the royalty rates required pursuant to the ATM Agreement. There were no fees paid or expenses incurred in 1999 and 1998 as there were no sales.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

3.    ACQUISITION       Effective March 24, 1999, CyberSentry purchased all of
                        the outstanding common stock of TSC pursuant to the bankruptcy court's confirmation of TSC's plan of reorganization that was confirmed on March 4, 1999 and effective on March 14, 1999 (pending the acquisition by CyberSentry). CyberSentry is the surviving corporation in the purchase and the separate existence of TSC ceased. CyberSentry purchased all of the outstanding shares of TSC for common and preferred stock valued at $2,500,000. The value of the common and preferred has been established based on the Company's purchase of the CyberSentry Technology, and the value ascribed to the Class B shares pursuant to the Plan of Reorganization, (see Note 2). The transaction was accounted for as a purchase and the excess of the purchase price
                        ($2,500,000) over the fair market value of the assets acquired ($1,420,962) and liabilities assumed
                        ($9,828,548), of $10,907,586 was recorded as excess of
                        cost over fair value of net assets acquired and is being amortized on a straight line basis over 10 years.

                        As defined in TSC's plan of reorganization, CyberSentry Class A Preferred Shares were issued to the Class Five Creditors and certain Class One Creditors in accordance with the terms of the Plan. Additional common stock of CyberSentry was issued to certain Class Five Creditors in accordance with the Plan. Each share of CyberSentry common stock that was issued and outstanding immediately prior to the effective purchase date continued to be issued and outstanding. All issued and outstanding TSC common stock was converted into 1,000,000 common shares and 1,000,000 Class B Convertible Redeemable Preferred Stock of CyberSentry. The shares were issued to existing TSC shareholders on a pro rata basis in accordance with the Plan.

                        For financial reporting purposes TSC is the predecessor company to CyberSentry. CyberSentry was a development stage enterprise in 1998 with minimal operations. Upon the acquisition of TSC, CyberSentry ceased to be a development stage enterprise.

                        As discussed, the acquisition was accounted for under the purchase method of accounting and the statement of operations for the year ended December 31, 1999 includes

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        the operations of TSC from March 25, 1999 to December 31, 1999.

                        The following summarized unaudited pro forma results of operations have been prepared as if the acquisition of TSC had occurred January 1, 1998, although the Company began August 21, 1998:

                                                                         Year Ended         Year Ended
                                                                       December 31,       December 31,
                                                                               1999               1998
                        --------------------------------------------------------------------------------

                        Revenues                                    $     3,410,838   $     22,804,240

                        Net loss                                    $    (4,998,630)  $     (4,860,453)

                        Pro forma loss per share - basic and
                        diluted                                     $          (.36)  $           (.41)

                        Weighted average number of common shares
                           outstanding - basic and diluted               13,721,395         11,758,765


4.    EQUIPMENT AND     Equipment and leasehold improvements are as follows:
      LEASEHOLD
      IMPROVEMENTS

                                                                                 Estimated
                                                               December 31,     Useful Lives
                                                                   1999         (in years)
                        ---------------------------------------------------------------------
                        Switch equipment                     $   1,552,075           5
                        Switch software                            341,273           5
                        Computer equipment                         288,190           5
                        Furniture and equipment                     56,480         5-10
                        Leasehold improvements                      14,215           5
                        ---------------------------------------------------------------------
                                                                 2,252,233
                        Less accumulated depreciation and
                        amortization                            (1,528,589)
                        ---------------------------------------------------------------------
                        Total                                $     723,644
                        =====================================================================

5.    INCOME TAXES      Deferred income taxes reflect the net tax effects of
                        temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
                        Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                     December 31,   December 31,
                                                                         1999           1998
                        ------------------------------------------------------------------------
                        Deferred tax assets:
                            Net operating loss carryforward        $    2,809,000   $    66,000
                            Amortization of acquired technologies         201,000        45,000
                            Accrual to cash conversion                  1,103,000            --
                            Bad debt                                       50,000            --
                            Other                                          19,000            --
                        ------------------------------------------------------------------------
                        Total deferred tax assets                       4,182,000       111,000
                        ------------------------------------------------------------------------
                        Deferred tax liabilities:
                            Tax greater than book depreciation           (110,000)           --
                        ------------------------------------------------------------------------
                        Total deferred tax liabilities                   (110,000)           --
                        ------------------------------------------------------------------------
                        Valuation allowance for net deferred
                            tax assets                                 (4,072,000)     (111,000)
                        ------------------------------------------------------------------------
                                                                   $           --    $       --
                        ========================================================================

                        As of December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $8,261,000 expiring between the years 2010 through 2019.

                        A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has established valuation allowances principally for that portion of the net operating loss carryforward and other net deferred tax assets whose future tax benefit is currently uncertain. Realization of the benefits related to losses may be limited in any one year due to U.S. Internal Revenue Code Section 382, change of ownership rules.

                        The Company recorded a deferred tax asset for net operating loss carryovers associated with the acquisition of TSC in the amount of approximately $3,002,000. The Company has established a valuation allowance associated with the net operating loss carryovers. If the Company utilizes these carryovers, they will be recognized as a reduction of goodwill.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The difference between the reported income tax provision (benefit) and the tax provision (benefit) that would result from applying the 34% Federal statutory rate to the loss from operations before income taxes is reconciled as follows:

                                                                                            Period from
                                                                                             August 21,
                                                                                                1998
                                                                                            (inception)
                                                                                              through
                                                                         December 31,      December 31,
                                                                             1999              1998
                        --------------------------------------------------------------------------------
                        Income tax (benefit) computed at Federal
                            statutory rate                             $   (1,485,000)     $   (111,000)

                        Amortization of non-deductible goodwill               295,000                --

                        Increase in Federal taxes resulting from:
                            Effect of net operating losses for which
                            no tax carryforward benefit is
                            available                                       1,128,000           111,000

                        Other non-deductible expenses                          62,000                --
                        --------------------------------------------------------------------------------

                                                                       $           --      $         --
                        ================================================================================

6.    DUE TO            The Company has a $3,000,000 line of credit agreement
      STOCKHOLDER       with Patriot Advisors, Inc. ("Patriot"), a stockholder,
                        that expires after one year. The amount outstanding may not exceed 50% of the Company's assets. The line is collateralized by substantially all of the Company's assets. The Company pays Patriot monthly interest payments at an annual interest rate of two percentage points higher than the highest domestic "Prime Rate" published in the Wall Street Journal on the first day of publication in the previous month (10.5% at December 31, 1999). The amounts outstanding on the line at December
                        31, 1999 and 1998 are $1,920,078 and $76,181,
                        respectively. As of December 31, 1999, the Company has approximately $1,080,000 remaining to borrow under the line of credit agreement. In February 2000, Patriot agreed to extend the line of credit until December 31, 2000. Additionally, effective February 21, 2000, the
                        Company converted $280,000 of accrued interest and principal relating to the line of credit into 40,000 shares of common stock at $7.00 per share, the market value of the common stock on that day. Patriot is a stockholder of the Company and Frank Kristan, the Company's Chairman, President and Chief Executive

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        Officer is the President and Chief Executive Office of Patriot Advisers, Inc.

                        Since the interest rate on the line of credit is at a variable rate, the carrying amount of such debt approximates fair value.

7.    LEASE             The Company leases its office facilities and certain
      OBLIGATIONS       office equipment. Minimum rental payments required under
                        these leases as of December 31, 1999 are as follows:

                              2000                               $     52,840
                              2001                                     22,632
                              2002                                     17,296
                              2003                                      4,324
                          -----------------------------------------------------
                              Total minimum lease payments       $     97,092
                          =====================================================


                        Rent expense aggregated $70,531 and $0 for the year ended December 31, 1999 and for the period from August 21, 1998 through December 31, 1998, respectively.

                        The Company also leases certain computer equipment, switch equipment and software under capital lease agreements (through the acquisition of TSC). Total future minimum lease payments under the terms of the agreements at December 31, 1999 are as follows:

                          2000                                    $    395,825
                          2001                                         349,911
                          2002                                         349,911
                          2003                                         349,911
                          2004                                         174,955
                          -----------------------------------------------------
                          Total minimum lease payments               1,620,513
                          Less amount representing interest           (360,192)
                          Less current maturities of capital
                            lease obligations                         (260,037)
                          -----------------------------------------------------
                          Present value of long-term obligations
                            under capital leases                  $  1,000,284
                          =====================================================

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

8.    RELATED PARTY     The Company (through its predecessor, TSC), Lake Tel,
      TRANSACTIONS      Inc., a New Jersey corporation ("Lake Tel"), and Capital
                        One Bank, a Virginia banking corporation ("Capital
                        One"), have entered into a Carrier Agreement dated
                        October 1998 to offer secured credit card products to customers of the Company for an initial term of five years. For each account opened by Capital One under the Carrier Agreement, Lake Tel is entitled to receive a fee from Capital One and is obligated to pay a fee to the Company. Gerald Resnick, the Company's former Chairman and President, is a member of the Board of Directors of Lake Tel, a telecommunications marketing company specializing in financial institutions.

                        Gerald Resnick, the Company's former President, and Patriot entered into an Advisory Agreement dated as of July 15, 1998 (the "Resnick Advisory Agreement"). Under the Resnick Advisory Agreement, Mr. Resnick acted as a management and financial advisor to Patriot and provided advice on equity or debt financing. The Resnick Advisory Agreement has expired. In exchange for these services, Patriot paid Mr. Resnick a fee of $250,000.

9.    STOCKHOLDERS'     Transactions in stockholders' equity during 1999 were as
      EQUITY            follows:

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

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                            d) The Company issued 4,451,178 shares of Class A convertible redeemable participating preferred stock at a fair value of $1.50 per share to pre-petition creditors pursuant to TSC's plan of reorganization of which 534,656 shares have been treated as redeemable convertible preferred stock in the accompanying balance sheet.

                            e)       The Company issued options to a
                                     non-employee to purchase 50,000 shares of common stock with an exercise price of $1.10 per share, in exchange for legal services. The options were valued at $15,023 using the Black Scholes Model.

                            f)       The Company issued options to a
                                     non-employee to purchase 42,000 shares of common stock with an exercise price of $2.50 per share in exchange for financial consulting services. The options were valued at $38,748 using the Black Scholes Model.

                            g) The Company issued 120,000 shares of common stock at a fair value of $2.50 per share to its financial consultants for financial consulting services.

                        Transactions in stockholders' equity during 1998 were as follows:

                            a) The Company issued its promoters 8,550,000 shares of common stock at a fair value of $0.006 per share in exchange for $50,000.

                            b) The Company issued 450,000 shares of $0.006 fair value common stock in exchange for services rendered. The fair market value of the services was $2,700.

                            c) The Company issued 2,000,000 of Class B convertible redeemable participating preferred stock at a fair value of $1.50 per share in exchange for the acquisition of the ATM Technology License (see Note 2).

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                            d) The Company issued 3,000,000 shares of common stock at a fair value of $1.00 per share in exchange for the acquisition of the CyberSentry Software License (see Note
                                     2).

                        COMMON STOCK

                        Each holder of common stock has one vote in respect of each share of common stock held by such holder of record on the books of the Company for the election of directors and on all other matters on which stockholders of the Company are entitled to vote. The holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of the assets of the Company which are by law available therefor, dividends payable either in cash, in stock or otherwise.

                        CLASS A CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK

                        Each holder of Class A convertible redeemable participating preferred stock ("Class A Preferred Stock") is entitled to one vote per share on all matters requiring shareholder action. The holders of Class A Preferred Stock, voting together as a class, have the right to elect one director of the Company. The holders of shares of Class A Preferred Stock are entitled to receive from the Company, with respect to each share of Class A Preferred Stock held, the same dividend or distribution received by a holder of shares of common stock. Any such dividend or distribution shall be made on the Class A Preferred Stock at the same time such dividend or distribution is made on the common stock.

                        On each March 1 and September 1 of the years 2000, 2001, 2002, 2003 and 2004 (each such date, an "Optional Redemption Date,") the Corporation shall set aside for payment an amount equal to five cents ($.05) for each share of Class A Preferred Stock then outstanding. The aggregate amount so set aside for payment shall be referred to herein as the "Redemption Pool." Each record holder of shares of Class A Preferred Stock as of the Optional Redemption Date shall be entitled to require the Corporation to redeem all or any portion of the

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        shares of Class A Preferred Stock then held by such holder, up to a maximum number of shares equal to (x) the number of shares of Class Preferred Stock held by such holder as of the Optional Redemption Date, multiplied by (y) $.05 cents per share of Class A Preferred Stock, divided by (z) the redemption price per share of $1.50 ("Redemption Price") of Class A Preferred Stock as of the Optional Redemption Date (with any fractional shares being rounded up or down to the nearest whole share), by paying therefor in cash out of the Redemption Pool an amount equal to the Redemption Price per share as of the Optional Redemption Date. At December 31, 1999, holders of 1,603,967 shares of Class A preferred stock are entitled to participate in the Redemption Pool. The maximum amount to be funded by the Company in the Redemption Pool based on the participating shares is $801,984 over a five year period, representing 534,656 shares. As such, the $801,984 has been classified as mezzanine equity in the December 31, 1999 balance sheet.

                        In the event of any liquidation or dissolution of the Company, the holders of shares of Class A Preferred Stock are entitled to receive out of the assets of the Company available for distribution to its stockholders, an amount equal to the liquidation preference per share ($1.50 per share) plus all accrued and unpaid dividends. Liquidation distributions shall be made to Class A Preferred Stockholders before common stockholders.

                        Each share of Class A Preferred Stock is convertible during the period March 25, 2001 to March 24, 2004, at the option of the holder, into one share of common stock.

                        CLASS B CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK

                        Each holder of the Class B convertible redeemable participating preferred stock ("Class B Preferred Stock") is entitled to the same rights as the Class A Preferred Stock except that they may not participate in the optional Redemption Pool and they do not have the right as a class to elect one director of the Company.

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        In March 2000, the Company offered the Class A and B stockholders the right to convert all of their shares to common stock on a one for one basis. The offer expires March 31, 2000.

10.   COMMITMENTS AND   The Company entered into a five year employment
      CONTINGENCIES     agreement with its former President and Chief Executive
                        Officer, Gerald Resnick, effective January 1, 1999.
                        Under the agreement, Mr. Resnick is entitled to receive a base salary of $180,000, subject to annual increases of not less than 10% per year, and a bonus in the discretion of the Board of Directors but in no event less than three quarters of one percent of the Company's gross sales in excess of $30,000,000 annually, which sum may be paid, at Mr. Resnick's option, in cash or stock
                        (valued at the market price on date of approval). During the term of his employment agreement and for a period of one year thereafter, Mr. Resnick will have the right to purchase up to 500,000 shares of Common Stock at $1.00 per share. Effective March 6, 2000, Frank Kristan was voted to be the Chairman of the Board of Directors, Chief Executive Officer and President of the Company.
                        Under an amendment to Gerald Resnick's employment agreement dated March 6, 2000, Resnick will receive an annual severance allowance of $200,000 payable in monthly installments beginning March 1, 2000 until December 31, 2008. All provisions of his employment agreement will remain in effect, including but not limited to Resnick's stock options and stock ownership, except that Resnick will no longer be defined as any "executive" or an employee of the Company as defined by the agreement, but will serve as an "Advisor for Strategic Alliance" which position will entitle him to all the benefits and protections set forth in the agreement.

                        The Company also entered into a three-year employment agreement with its Senior Vice President, Hal Shankland, which commenced upon the effective date of the purchase of TSC. Under the agreement, Mr. Shankland is entitled to receive a base salary of $120,000, subject to such annual increases as determined by the Board of Directors. In addition, at the end of each year during the period of his employment, Mr. Shankland will have the right to purchase up to 100,000 shares of Common

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        Stock at $1 per share for the first year and at fair market value for subsequent years.

                        The Company is, and TSC as its predecessor was, involved from time to time in various claims and lawsuits in the ordinary course of business, none of which is expected, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

11.   STOCK OPTIONS     During 1999, the Company granted stock options to
                        certain executive employees. The Company applies
                        Accounting Principles Board ("APB") Opinion 25,
                        Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted to employees. Under APB Opinion 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. For options granted during 1999, the exercise price of each option equals the fair value of the Company's stock on the date of grant.

                        FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999; no dividend yield for all years; expected volatility of 30 percent; risk-free interest rate of 4.6 percent, and an expected life of
                        5.1 years. No options were granted prior to 1999.

                        Under the accounting provisions of FASB Statement 123, the Company's net (loss) and net (loss) per common share would have been as follows:

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                                              Year ended
                                                                                             December 31,
                                                                                                 1999
                                                                                            -------------

                        Net (loss)                               As reported                 $(4,368,124)
                                                                 Proforma                    $(4,490,044)

                        Net (loss) per common share- basic       As reported                 $      (.33)
                             and diluted                         Proforma                    $      (.33)

                        A summary of the status of the Company's options as of December 31, 1999 and changes during the period ending on that date is presented below:

                                                                                           Weighted-Average
                                                                             Shares         Exercise Price
                                                                        --------------      --------------
                        Outstanding at beginning of year                         --         $          --
                        Granted                                             600,000         $        1.00
                        Forfeited                                                --         $          --
                                                                        --------------
                        Outstanding at end of year                          600,000         $        1.00
                                                                        --------------
                        Options exercisable at year-end                     600,000         $        1.00

                        Weighted-average fair value of
                           options granted during the year              $       .21
                                                                        ==============

                        The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                         Options Outstanding                                   Options Exercisable
                     --------------------------------------------------------      -------------------------------------
                           Number       Weighted-Average                                 Number
                       Outstanding at      Remaining         Weighted-Average        Exercisable at     Weighted-Average
Exercise Price       December 31, 1999  Contractual Life      Exercise Price       December 31, 1999     Exercise Price
--------------       -----------------  ----------------      --------------       -----------------     --------------
   $1.00                  600,000             1.95              $    1.00               600,000            $    1.00

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

12.   SEGMENT           The Company's reportable segments are strategic
      INFORMATION       businesses that offer different products and services.
                        They are managed separately because each business requires different technology and marketing strategies.
                        The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During 1999, the Company had no intersegment sales.

                        CyberSentry secured software and product technology segments are in their development stage and, as such, there currently is no internal reporting associated with these segments. Therefore, the department managers are continuously assessing their areas of responsibility and corresponding needs on a go-forward basis through weekly meetings with the chief executive officer ("CEO") and the Company's licensors. The internal financial reporting associated with the telecommunications segment consists of normal monthly analysis of the results of operations. The CEO and department managers meet weekly to assess and update the following:

                        a. Telecommunications - The Company is assessing potential new carrier relationships to reduce the cost of services, together with the evaluation of potential hardware and software required to integrate potentially new services with such new carriers. Included in the telecommunications segment is a new department the Company is developing - Internet. In this area, the telecommunications sales and marketing staff is investigating and meeting with potential providers of broadband technology and Internet backbone service providers to identify and define a product line and marketing program for small businesses and consumers which will integrate the CyberSentry software and telecommunications billing platform;

                        b. Secured Software - CyberSentry is currently focused on creating job descriptions and functions for system engineers, sales and marketing and other appropriate personnel. This segment is in a

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              final development stage with its licensor, The Learning Company. Once job descriptions have been fully defined, a budget, time frame and implementation schedule will be completed; and

                        c. Product Technology - The Company's director of management information systems ("MIS") conducts various meetings with the Company's licensor, VisionNet to assess the current status of this technology as it applies to the development of a potential new product line. This segment is in its development stage, preliminary to budgeting for prototype development and the evolution of a sales and marketing plan.

                        There were no business segments during 1998 and financial information for the Company's business segments as of and for the year ended December 31, 1999 is as follows:

                        REVENUES
                        Telecommunications                     $     2,599,522
                        Secured software                                     -
                        Product technology                                   -
                                                               ---------------

                        Total revenues                         $     2,599,522
                                                               ===============

                        NET LOSS
                        Telecommunications                     $    (3,323,482)
                        Secured software                              (616,071)
                        Product technology                            (428,571)
                                                               ---------------

                        Total net loss                         $    (4,368,124)
                                                               ===============

                        DEPRECIATION AND AMORTIZATION
                        Telecommunications                     $     1,223,375
                        Secured software                               428,571
                        Product technology                             428,571
                                                               ---------------

                        Total depreciation and amortization    $     2,080,517
                                                               ===============

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        INTEREST EXPENSE, NET
                        Telecommunications                     $       120,727
                        Secured software                                    --
                        Product technology                                  --
                                                               ---------------

                        Total interest expense, net            $       120,727
                                                               ===============

                        TOTAL ASSETS
                        Telecommunications                     $    11,102,668
                        Secured software                             2,516,619
                        Product technology                           2,428,572
                                                               ---------------

                        Total assets                           $    16,047,859
                                                               ===============

                        CAPITAL EXPENDITURES
                        Telecommunications                     $        21,406
                        Secured software                                52,333
                        Product technology                                  --
                                                               ---------------

                        Total capital expenditures             $        73,739
                                                               ===============


13.   VALUATION AND     The additions charged to costs and expenses, and the
      QUALIFYING        deductions relating to the Company's valuation
      ACCOUNTS          allowances for the year ended December 31, 1999, and for
                        the period from August 21, 1998 to December 31, 1998 are as follows:

                                                            Balance       Additions
                                                               at        charged to                     Balance
                                                           beginning      costs and                     at end
                 Description                                of Year       Expenses       Deductions     of year
                 -------------------------------------------------------------------------------------------------
                 Year ended December 31, 1999
                    Accounts receivable valuation
                    allowance                             $        --   $    112,250   $     43,787   $   68,463

                 For the period from August 21, 1998
                 (inception) through December 31, 1998
                    Accounts receivable valuation
                    allowance                             $        --   $         --   $         --   $       --

                 Year ended December 31, 1999
                    Other assets valuation allowance      $        --   $     78,097   $         --   $   78,097

                                                               CYBERSENTRY, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================


14.   SUBSEQUENT EVENT  In March 2000, the Company issued Fianna Partners, LP
                        ("Fianna"), six million shares of its common stock in exchange for 420 of Fianna's limited partnership interests, each of the latter valued at $100,000. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Telecommunications Service Center, Inc.
Tampa, Florida


We have audited the accompanying balance sheets of Telecommunications Service Center, Inc. as of March 24, 1999 and December 31, 1998, and the related statements of operations, capital deficit and cash flows for the period from January 1, 1999 to March 24, 1999 and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Telecommunications Service Center, Inc. as of March 24, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, negative cash flows, and had a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Miami, Florida
March 17, 2000                                                  BDO Seidman, LLP


                                                                      TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                                                               BALANCE SHEETS
=============================================================================================================

                                                                           March 24, 1999   December 31, 1998
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT

     Cash                                                                   $     24,388      $     33,970
     Accounts receivable, less $56,609 and $81,307 allowance for doubtful
         accounts in 1999 and 1998, respectively (Note 8)                        176,757           144,435
     Prepaid expenses and other current assets                                    44,704            69,003
     Other receivables                                                             7,557             5,298
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                             253,406           252,706
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Note 4)                             1,057,510         1,156,807
OTHER ASSETS                                                                     110,046           110,046
-------------------------------------------------------------------------------------------------------------
                                                                            $  1,420,962      $  1,519,559
=============================================================================================================

LIABILITIES AND CAPITAL DEFICIT (NOTE 2)

CURRENT LIABILITIES
     Factoring line of credit (Note 8)                                      $         --      $         --
     Cash overdraft                                                               75,393                --
     Accounts payable                                                          1,405,430         1,405,320
     Accrued expenses and other current liabilities                              613,058           446,923
     Current maturities of capital lease obligations (Note 10)                        --                --
     Line of credit (Note 6)                                                          --                --
     Current maturities of bank note payable (Note 9)                                 --                --
     Liabilities subject to compromise under reorganization
         proceedings (Note 3)                                                  8,133,313         8,097,928
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     10,227,194         9,950,171
Note payable - stockholder (Note 7)                                                   --                --
Obligations under capital leases, less current maturities (Note 10)                   --                --
Bank note payable (Note 9)                                                            --                --
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                             10,227,194         9,950,171
-------------------------------------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
     (Notes 8, 12 and 14)
CAPITAL DEFICIT
     Common stock - $1 par, 100,000 shares authorized,
         2,000 shares issued and outstanding                                       2,000             2,000
     Accumulated deficit                                                      (8,808,232)       (8,432,612)
-------------------------------------------------------------------------------------------------------------
Total Capital Deficit                                                         (8,806,232)       (8,430,612)
-------------------------------------------------------------------------------------------------------------
                                                                            $  1,420,962      $  1,519,559
=============================================================================================================

                                                               See accompanying notes to financial statements


                                                                     TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                                                    STATEMENTS OF OPERATIONS
============================================================================================================

                                                   For the period from
                                                     January 1, 1999             Years Ended December 31,
                                                          through          ---------------------------------
                                                     March 24, 1999 (A)        1998                1997
------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 1)                                    $    811,316         $ 22,804,240         $  8,341,164
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Telecommunications costs (excluding depreciation
     and amortization, shown separately below)             643,853           22,283,257            8,112,840
   Selling, general and administrative expenses            384,403            3,319,419            2,532,845
   Depreciation and amortization                           102,403              439,372              378,860
------------------------------------------------------------------------------------------------------------

Total operating expenses                                 1,130,659           26,042,048           11,024,545
------------------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE:
   Loss on sale of assets                                       --                   --                   --
   Interest expense                                         77,592              402,508              354,959
   Other income                                            (21,315)            (227,251)                  --
------------------------------------------------------------------------------------------------------------

Total other expense                                         56,277              175,257              354,959
------------------------------------------------------------------------------------------------------------

Net loss                                              $   (375,620)        $ (3,413,065)        $ (3,038,340)
============================================================================================================

Net loss per share
   Basic                                              $    (187.81)        $  (1,706.53)        $  (1,519.17)
------------------------------------------------------------------------------------------------------------

Weighted average number of outstanding shares
   Basic                                                     2,000                2,000                2,000
============================================================================================================

(a)      Acquisition date by CyberSentry

                                                              See accompanying notes to financial statements


                                               TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                         STATEMENTS OF CAPITAL DEFICIT
======================================================================================

                                         Common Stock
                                     --------------------
                                     Shares        Amount    (Deficit)        Total
--------------------------------------------------------------------------------------
Balance at January 1, 1997           2,000         2,000    (1,981,207)    (1,979,207)

Net loss                                --            --    (3,038,340)    (3,038,340)
--------------------------------------------------------------------------------------

Balance at December 31, 1997         2,000         2,000    (5,019,547)    (5,017,547)

Net loss                                --            --    (3,413,065)    (3,413,065)
--------------------------------------------------------------------------------------

Balance at December 31, 1998         2,000         2,000    (8,432,612)    (8,430,612)

Net loss                                --            --      (375,620)      (375,620)
--------------------------------------------------------------------------------------

BALANCE AT MARCH 24, 1999            2,000   $     2,000   $(8,808,232)   $(8,806,232)
======================================================================================

                                        See accompanying notes to financial statements


                                                                                      TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                                                                     STATEMENTS OF CASH FLOWS
                                                                                                                    (NOTE 11)
=============================================================================================================================

                                                                         For the period from
                                                                           January 1, 1999        Years ended December 31,
                                                                               through          ----------------------------
                                                                          March 24, 1999 (a)        1998              1999
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                              $  (375,620)         $(3,413,065)     $(3,038,340)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
              Depreciation and amortization                                    102,403              439,372          378,860
              Interest expense accrued to note payable - stockholder                --              275,024          162,473
              Loss on sale of assets                                                --                   --               --
              Bad debts                                                             --            1,452,911          140,400
              Recovery of bad debts                                            (18,576)                  --               --
              Inventory write down                                              26,157                   --               --
              Changes in assets and liabilities:
                  Accounts receivable                                           (7,624)            (895,923)        (692,880)
                  Prepaid expenses and other                                    24,299)              44,343          (48,141)
                  Other receivables                                             (2,259)              (2,398)          79,561)
                  Other assets                                                      --              (68,350)          25,795)
                  Accounts payable                                                 110            2,673,982        1,013,250
                  Accrued expenses and other current liabilities               166,135             (102,192)         321,605
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                            (84,975)             403,704       (1,657,417)
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of equipment                                                         --               (7,833)         (41,167)
     Proceeds from dispositions of property, plant and equipment                    --                   --               --
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                 --               (7,833)         (41,167)
-----------------------------------------------------------------------------------------------------------------------------

(a)    Acquisition date by CyberSentry


                                                                                      TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                                                                     STATEMENTS OF CASH FLOWS
                                                                                                                    (NOTE 11)
=============================================================================================================================

                                                                         For the period from
                                                                           January 1, 1999        Years ended December 31,
                                                                               through          ----------------------------
                                                                          March 24, 1999 (a)        1998              1999
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Proceeds from factoring line of credit, net                           $        --          $  (136,861)     $   197,589
     (Repayments) proceeds - line of credit, net                                    --              (69,519)         (17,174)
     Proceeds from bank note payable                                                --                   --               --
     Repayments on bank note payable                                                --                   --          (69,778)
     Proceeds from note payable-stockholder                                         --              196,042        1,926,614
     Repayments on note payable-stockholder                                         --                   --          (88,250)
     Repayments of obligations under capital leases                                 --             (397,749)        (234,618)
     Repayments on other debt                                                       --                   --               --
     Cash overdraft                                                             75,393                   --               --
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                             75,393             (408,087)       1,714,383
-----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                 (9,582)             (12,216)          15,799
Cash at beginning of period                                                     33,970               46,186           30,387
-----------------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                      $    24,388          $    33,970      $    46,186
=============================================================================================================================

                                                                               See accompanying notes to financial statements

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.    SUMMARY OF        BUSINESS
      SIGNIFICANT
      ACCOUNTING        Telecommunications Service Center, Inc. ("The Company"
      POLICIES          or "TSC") is a facilities based carrier providing long
                        distance telecommunications services including commercial and residential service, international call back long distance service, operator service for pay phones, prepaid phone cards, and enhanced services, such as voice and fax-mail services. The Company is in a specialized telecommunications service industry. This industry segment is subject to certain competitive pressures.

                        During 1999, 1998 and 1997, a significant amount of the Company's business was acquired through independent marketing agents. Under these agreements independent marketing agents provide the Company with customers for the Company to provide telecommunications services to. The independent marketing agents charge the Company a commission. The resulting revenue and related costs are recognized as service is provided. For the period ended March 24, 1999 and for the years ending December 31, 1998 and 1997, the agreements contributed revenues of $313,115, $18,659,810 and $5,359,652 and related telecommunication costs of $261,332, $17,160,483 and $4,326,573, respectively.

                        In 1997, the Company purchased high-volume, state-of-the-art Digital Switching equipment to accommodate anticipated growth and targeted new markets. The Company is certified to do business in forty eight
                        (48) states and is tariffed in forty two (42) states. It is certified as an "Alternative Local Exchange Carrier"
                        (ALEC) to provide "Local Telephone Services" in thirty two (32) states.

                        BASIS OF PRESENTATION

                        On May 7, 1998, the Company filed a voluntary petition (the "Petition") for relief under Chapter 11 of the United States Bankruptcy Code in the Middle District of Florida, Tampa Division. The Company thereafter operated its business in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court confirmed the plan of reorganization ("the Plan") on March 4, 1999 and

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        the Plan became effective March 24, 1999, the date CyberSentry, Inc. acquired the Company.

                        The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses from operations, negative cash flows and a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        Effective March 24, 1999, the Company was purchased by CyberSentry, Inc. ("CyberSentry"). As part of the plan of reorganization, prepetition creditors of TSC were paid through the issuance of Preferred A and B stock and common stock of CyberSentry and cash. The management of CyberSentry plans to integrate TSC's telecommunications business into its product technology and secured software business segments to increase revenues.

                        The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein.

                        USE OF ESTIMATES

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        RECOGNITION OF REVENUE

                        All of the Company's telecommunications services described in note 1 are recognized as service is provided. Allowances are provided for estimated uncollectible usage.

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        ASSET IMPAIRMENT

                        The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

                        FINANCIAL INSTRUMENTS

                        The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate, and unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                        Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the respective leases or the service lives of the improvements, whichever is shorter. Upon sale or retirement, the asset cost and related accumulated depreciation and amortization are removed from the accounts and any related gain or loss is reflected in earnings.

                        INCOME TAXES

                        Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to the differences between the financial statement and tax basis of existing assets and liabilities.

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        EARNINGS PER SHARE

                        During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the existing methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share has been replaced with a presentation of basic earnings per share and fully diluted earnings per share has been replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period by the weighted average of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with the Accounting Principles Board ("APB") Opinion No. 15.

                        NEW ACCOUNTING PRONOUNCEMENTS

                        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP on January 1, 1999. Adoption of this statement had no material impact on the Company's financial position, results of operations, or cash flows.

                        In April 1998, the AICPA issued Statement of Position
                        (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this SOP had no material impact on the Company's financial position, results of operations, or cash flows.

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
                        (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements and management does not expect this statement to have a material impact on the Company's financial position, results of operations or cash flows.

2.    REORGANIZATION    On May 7, 1998, the Company filed a voluntary petition
                        (the "Petition") for relief under Chapter 11 of the United States Bankruptcy Code in the Middle District of
                        Florida, Tampa Division. The Company thereafter operated its business in the ordinary course as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court confirmed the plan of reorganization on March 4, 1999 and the Plan became effective ("Effective Date") March 24, 1999, the date that CyberSentry purchased TSC.

                        The Plan provided for the division of creditors and equity holders into nine classes and for the treatment of each class as follows:

                        The Class One Creditors (as defined in the Plan) consisted of administrative claims that were paid in full. The aggregate payment made to the Class One Creditors was approximately $20,000 (excluding Westinghouse Communications and Sprint Communications Company, L.P.). Included in accounts payable at December 31, 1998 in the balance sheet are post petition administrative claims of $895,692 from Westinghouse Communications ("Westinghouse") and Sprint Communications Company L.P. ("Sprint"). The administrative amounts were allowed in full and pre-petition claims amounting to $1,355,544 were allowed in full as unsecured claims (see Class Five Creditors).

                        With respect to the allowed administrative claims of Westinghouse and Sprint, the companies received $.07 in

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        cash and the value of $.93 in a share of Class A Preferred Stock ($1.50 stated value) in CyberSentry, Inc., for every $1.00 of unsecured claim. Westinghouse and Sprint also entered into an agreement with Patriot Advisors, Inc. ("Patriot") to sell the preferred stock of CyberSentry, Inc. to Patriot Advisors, Inc. at $1.50 per share at certain time intervals up to 455 days after the confirmation date of the plan of reorganization.

                        The Class Two Creditors (as defined in the Plan) consisted of a relatively small amount of claims of governmental units for past due taxes which were paid in full.

                        The Class Three Creditors (as defined in the Plan) consisted of the secured claims of Southtrust Bank ("Southtrust") and Receivable Funding Corporation ("Receivable Funding"). Southtrust was owed approximately $477,000 at December 31, 1998 pursuant to a Note and Mortgage on all assets, such debt being incurred by the Company in connection with a line of credit. Southtrust was paid in accordance with the terms of the Note and Mortgage. Receivable Funding was owed approximately $10,000 pursuant to a factoring agreement. Receivable Funding was paid in accordance with the terms of the agreement.

                        The Class Four Creditors (as defined in the Plan) consisted of the equipment lease claims of IBM ("IBM"), and Telecom Finance Group ("Telecom Finance"). IBM's claim was pursuant to a lease agreement for a computer system by and between TSC and IBM (the "IBM Lease"). IBM was owed approximately $24,000 at December 31, 1998, which is being paid pursuant to the terms of the IBM Lease. Telecom Finance's claim was pursuant to a lease agreement by and between TSC and Telecom Finance regarding the lease of Siemen's switch equipment (the "Siemens Lease"). Telecom Finance was owed approximately $1,300,000 at December 31, 1998. Within ten days of the entry of the confirmation order, TSC paid $100,000 to Telecom Finance to be applied to amounts owed under the lease. Effective July 1, 1999, Telecom Finance and TSC entered into an amended lease wherein the past due pre-petition and post-petition arrearage including costs, fees, charges and interest, were added to the existing lease obligations and restructured under an amended lease with such restructured obligation to be paid out over a five-year period.

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The Class Five Creditors (as defined in the Plan) consisted of unsecured creditors who received $.07 in cash and the value of $.93 in a share of Class A Preferred Stock ($1.50 stated value) of CyberSentry, Inc. for every $1.00 of unsecured claim.

                        The Class Five Creditors also received the right to purchase Common Stock for $1.00 per share upon confirmation of the Plan for each one share of preferred stock received by the Class Five Creditor pursuant to the Plan (the "Right's Offering"). The Rights Offering was only available to the Class Five Creditors.

                        The Class Nine Creditors (as defined in the Plan) consisted of the pre-Bankruptcy shareholders of TSC (the "TSC Shareholders") whose interest in TSC was terminated pursuant to the Plan by cancellation of all outstanding shares of capital stock of TSC. Pursuant to the Plan and the acquisition (see Note 14), the TSC Shareholders were issued 1,000,000 shares of Common Stock and 1,000,000 shares of Class B Preferred Stock in CyberSentry, Inc. on a pro rata basis.

3.    LIABILITIES       Substantially all of the Company's liabilities as of the
      SUBJECT TO        Petition Date are subject to settlement under a plan of
      COMPROMISE        reorganization.
      UNDER
      REORGANIZATION    Liabilities subject to comprise under reorganization
      PROCEEDINGS       proceedings consisted of:


                                                                         March 24,       December 31,
                                                                           1999               1998
                                                                      --------------   ---------------
                        Priority claims                               $       20,000   $        20,000
                        Secured debt
                            Principal                                      1,405,544         1,415,819
                        General Unsecured Claims                           3,047,341         3,001,681
                        Unsecured Debt, Principal and Interest             3,660,428         3,660,428
                        ------------------------------------------------------------------------------
                                                                      $    8,133,313   $     8,097,928
                        ==============================================================================


                        Priority claims, the repayment of which the Company is required to prioritize under bankruptcy law are comprised principally of administrative claims. Unsecured debt includes amounts which may ultimately be

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        deemed secured. It is not practicable to estimate the fair value of the Company's liabilities subject to compromise under reorganization proceedings.

4.    EQUIPMENT AND     Equipment and leasehold improvements are as follows:
      LEASEHOLD
      IMPROVEMENTS

                                                                                                  Estimated
                                                                                                   Useful
                                                                  March 24,     December 31,        Lives
                                                                    1999           1998           (in years)
                        ------------------------------------------------------------------------------------

                            Switch equipment                  $   1,552,075  $     1,552,075         5
                            Switch software                         336,336          335,228         5
                            Computer equipment                      271,721          269,722         5
                            Furniture and equipment                  56,480           56,480        5-10
                            Leasehold improvements                   14,215           14,215         5
                        ------------------------------------------------------------------------------------
                                                                  2,230,827        2,227,720
                        Less accumulated depreciation and
                        amortization                             (1,173,317)      (1,070,913)
                        ------------------------------------------------------------------------------------

                                                              $   1,057,510  $     1,156,807
                        ====================================================================================


                        Substantially all of the Company's equipment is under capital lease.

5.    INCOME TAXES      Deferred income taxes reflect the net tax effects of
                        temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
                        Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

                                                                      March 24,     December 31,
                                                                        1999            1998
                        ------------------------------------------------------------------------
                        Deferred tax assets:
                           Net operating loss carryforwards      $    3,002,000   $    2,816,000
                           Bad debt                                      21,000               --
                           Accrual to cash conversion                   474,000          503,000
                        ------------------------------------------------------------------------
                        Total deferred tax assets                     3,497,000        3,319,000
                        ------------------------------------------------------------------------
                        Deferred tax liabilities:
                           Tax greater than book depreciation
                             and amortization                           220,000          211,000
                        ------------------------------------------------------------------------
                        Total deferred tax liabilities                  220,000          211,000
                        ------------------------------------------------------------------------
                        Valuation allowance for net deferred
                           tax assets                                (3,277,000)      (3,108,000)
                        ------------------------------------------------------------------------
                                                                 $           --   $           --
                        ========================================================================

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        As of March 24, 1999, the Company had Federal and Florida net operating loss carryforwards of approximately $7,977,000 that expire from 2010 through 2018.

                        A "valuation allowance" is provided when it is more likely than not that some portion of deferred tax assets will not be realized. The Company has established valuation allowances principally for that portion of the net operating loss carryforward and other net deferred tax assets whose future tax benefit is currently uncertain. Realization of the benefits related to losses may be limited in any one year due to U.S. Internal Revenue Code Section 382, change of ownership rules.

                        The difference between the reported income tax (benefit) and the tax (benefit) that would result from applying the 34% Federal statutory rate to the (loss) from operations before income taxes is reconciled as follows:

                                                                                         December 31,
                                                                 March 24,       ----------------------------
                                                                   1999              1998             1997
                        -------------------------------------------------------------------------------------
                        Income tax (benefit) computed
                            at Federal statutory rate         $    (127,711)     $ (1,160,442)   $ (1,033,036)

                        Increase (decrease) in Federal taxes
                        resulting from:
                            Effect of net operating
                                 losses for which no tax
                                 carryback benefit is
                                 available                          124,990         1,154,922       1,030,678

                        Other non-deductible expenses                 2,721             5,520           2,358
                        -------------------------------------------------------------------------------------
                                                              $          --      $         --
                        =====================================================================================

6.    LINE OF CREDIT    The Company has a revolving line of credit
                        collateralized by all business assets, including but not limited to accounts receivable, property and equipment, contract rights and general intangibles, now owned or hereafter acquired, providing for borrowings up to

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        $300,000. The principal balance is due on demand and interest is payable monthly at the financial institution's base rate plus 1.5% (10.0% at March 24, 1999 and December 31, 1998). The balance outstanding at March 24, 1999 and December 31, 1998 amounted to $282,000 and $255,000, respectively and is included in liabilities subject to compromise under reorganization proceedings in the balance sheets.

7.    NOTE PAYABLE-     The note payable-stockholder is unsecured and due on
      STOCKHOLDER       December 31, 2000. The note bears interest at the prime
                        rate plus 1% (9.5% at March 24, 1999 and December 31,
                        1998). Interest expense on the note amounted to $275,024 and $162,473 for the years ended December 31, 1998 and 1997, respectively. Pursuant to TSC's plan of reorganization, there was no interest expense on the note in 1999. The loan is subordinated to the line of credit and bank note payable. Accrued interest in the amount of $544,918 and $544,918 was included in the note balance at March 24, 1999 and December 31, 1998, respectively. The balance outstanding, including accrued interest at March 24, 1999 and December 31, 1998 amounted to $3,660,428, and $3,660,428, respectively.
                        The balance outstanding at March 24, 1999 and December
                        31, 1998 is included in liabilities subject to compromise under reorganization proceedings in the balance sheets.

8.    FACTORING         On July 9, 1997, the Company entered into a factoring
      AGREEMENT         agreement providing a line of credit for up to
                        $1,000,000, based upon 90% of the eligible accounts receivable. The agreement provided for the line to be increased to $1,500,000. The fee charged by the factor was 16.5% per annum of amounts advanced and outstanding.
                        The advances were collateralized by accounts receivable.
                        The term of the agreement was for one year with an option to extend for one year thereafter. The Company did not exercise its option to extend the factoring agreement in 1998. Factoring fees amounted to $758,683 for the year ended December 31, 1997.

9.    BANK NOTE         The Company had a note payable with a bank that was
      PAYABLE           collateralized by all business assets, including but not
                        limited to accounts receivable, property and equipment, contract rights and general intangibles, now owned or hereafter. The note bears interest at 8.75% with principal and interest due monthly in the amount at

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        $8,254 through May 2001. On May 7, 1998 the Company filed a voluntary petition for relief under Chapter 11 (see Notes 1 and 2). As a result of the bankruptcy filing, the Company was not in compliance with certain covenants relating to the bank note agreement and therefore classified the balance of the bank note payable as a current liability. The balance outstanding at March 24, 1999 and December 31, 1998 amounted to $224,098 and $222,292, respectively. The balances outstanding at March 24, 1999 and December 31, 1998 are included in liabilities subject to compromise under reorganization proceedings in the balance sheets.

                        Maturities of the bank note payable at March 24, 1999 are as follows:

                           1999                             $          92,614
                           2000                                        91,112
                           2001                                        40,372
                        -------------------------------------------------------
                                                            $         224,098
                        =======================================================


10.   LEASE             Telecommunications Service Center, Inc. leases its
      OBLIGATIONS       office facilities and certain office equipment. Minimum
                        rental payments required under these leases as of March
                        24, 1999 are as follows:

                           1999                             $          77,754
                           2000                                        52,881
                           2001                                        22,672
                           2002                                        19,336
                           2003                                         4,334
                        -------------------------------------------------------
                           Total minimum lease payments     $         176,977
                        =======================================================

                        Rent expense aggregated $14,136, $72,461 and $63,088 for the period ended March 24, 1999 and for the years ended December 31, 1998 and 1997, respectively.

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                        The Company also leases certain computer equipment, switch equipment and software under capital lease agreements. Total future minimum lease payments under the original terms of the agreements at March 24, 1999 are as follows:

                        1999                                                    $      596,717
                        2000                                                           416,813
                        2001                                                           312,610
                        -----------------------------------------------------------------------
                        Total minimum lease payments                                 1,326,140
                        Less amount representing interest                             (387,614)
                        Less current maturities of capital lease obligations          (259,845)
                        -----------------------------------------------------------------------
                        Present value of long-term obligations under
                            capital leases                                      $      678,681
                        =======================================================================


                        On May 7, 1998, the Company filed a voluntary petition for relief under Chapter 11 (See Notes 1 and 2). As a result of the bankruptcy filing, the Company was not in compliance with certain covenants relating to the capital lease agreements and has therefore classified the balance of the lease obligations as a current liability included in liabilities subject to compromise under reorganization proceedings in the balance sheet at March 24, 1999 and December 31, 1998.

11.   STATEMENT OF      Supplemental disclosures of cash flow information:
      CASH FLOWS

                        Years ended December 31,                                1998          1997
                        --------------------------------------------------------------------------------
                        Cash paid for interest                            $    127,726  $    192,941

                        Non cash transactions:
                           Purchase of equipment by capital leases                  --       438,669

                           Repayment of note payable - stockholder
                             through issuance of common stock                       --            --

                           Interest accrued to balance of note
                            payable - stockholder                              275,024       162,473

                                         TELECOMMUNICATIONS SERVICE CENTER, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                           Services received in settlement of
                            accounts receivable                                     --            --
                        Transfer of the following to liabilities
                           subject to compromise under
                           reorganization proceedings:
                           Pre-petition accounts payable                     3,021,681            --
                           Bank line of credit                                 255,000            --
                           Capital leases                                      938,526            --
                           Bank note payable                                   222,293            --
                           Note payable-stockholder                          3,660,428            --
                                                                          ------------

                        Total transferred                                 $  8,097,928
                                                                          ------------

                        There were no supplemental disclosures of cash flow information arising for the period ended March 24, 1999.

12.   LITIGATION        In December 1997, the Company received notice of a claim
                        aggregating approximately $696,000 filed against the Company pertaining to breach of certain trade agreements. The Company is vigorously defending this claim. Management believes the Company's maximum exposure is $696,000 which it has recorded as of March
                        24, 1999 and December 31, 1998 and is included in liabilities subject to compromise under reorganization proceedings in the balance sheets.

                        Additionally, the Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these matters will not materially affect the financial statements of the Company.

13.   RELATED PARTY     The Company, Lake Tel, Inc., a New Jersey corporation
      TRANSACTION       ("Lake Tel"), and Capital One Bank, a Virginia banking
                        corporation "Capital One"), have entered into a Carrier
                        Agreement dated October 1998 (the "Carrier Agreement") pursuant to which the Company has agreed to allow
                        Capital One to offer secured credit card products to customers of the Company for an initial term of five years. For each account booked by Capital One under the Carrier Agreement, Lake Tel is entitled to receive a fee from Capital One and is obligated to pay a fee to the Company. The Chairman and President of CyberSentry, Inc.
                        (see Note 14) sits on the Board of Directors of Lake
                        Tel, a telecommunications marketing company specializing in financial institutions.

14.   SUBSEQUENT        Effective March 24, 1999, CyberSentry purchased all of
      EVENTS            the outstanding common stock of TSC for 1 million shares
                        of CyberSentry common stock and 1 million shares of Class B preferred stock ($1.50 stated value) valued at $2,500,000. Additionally, CyberSentry provided a working capital line of credit in the amount of $3,000,000.
                        CyberSentry was incorporated in Delaware on August 21, 1998 as Telecommunications Services, Inc. ("TSI"). On
                        November 30, 1998, TSI amended its certificate of incorporation to change the corporation's name to CyberSentry, Inc. CyberSentry's principal business includes the marketing and sale of CyberSentry software and to sell two applications of Asynchronous Transfer
                        Mode Technology.

15.   VALUATION AND     The additions charged to costs and expenses, and the
      QUALIFYING        deductions relating to the Company's valuation
      ACCOUNTS          allowances for the period from January 1, 1999 through
                        March 24, 1999, and for the years ended December 31, 1998 and 1997 are as follows:

                                                             Balance       Additions
                                                                at        charged to                     Balance
                                                            beginning      costs and                      at end
                  Description                                of Year       Expenses      Deductions      of year
                  --------------------------------------------------------------------------------------------------
                  For the period from January 1, 1999
                  through March 24, 1999
                     Valuation allowance                   $    81,307   $         --   $     24,698    $  56,609

                  Year ended December 31, 1998
                     Valuation allowance                   $   137,878   $  1,452,911   $  1,509,482    $  81,307

                  Year ended December 31, 1997
                     Valuation allowance                   $   160,090   $    140,400   $    162,612    $ 137,878

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no changes in or disagreements with our Accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Officers and Directors of the Company, and further information concerning them, are as follows:

NAME                    AGE      CLASS                                     POSITION(S)
----                    ---      -----                                     -----------
Frank Kristan           41         I          Chairman of the Board, CEO and President
Frank Conklin           42        III                                         Director
Hal Shankland           55        III    Director, Senior Vice President and Secretary
Edward Dowling, Jr      36         I                                          Director
Gilbert Raker           56        II                                          Director
James DeVore            49        ---                          Chief Financial Officer
Aamir Qazi              28        ---                  Director of Information Systems
Robert Haberhorn        58        ---                   Director of Technical Services


         Frank Kristan, the Company's Chairman and CEO effective March 6, 2000, is the President and CEO of Patriot Advisers, Inc., a provider of investment advisory services to investment funds, corporations and individuals. From 1994 to 1997, Patriot managed funds on behalf of Templar Corporation. When Mr. Kristan concluded his involvement in managing third party assets, total assets under management exceeded $50 million. Patriot Advisors has been involved in development-stage financing of Inktomi Corporation and LibertyOne, Ltd. and the Company. Prior to forming Patriot Advisors, Mr. Kristan was the Principal and CEO of Kristan Associates, a financial consulting firm that provided various financial advisory services for the telecommunications and financial services industries. He began his career at Affiliated Computer Systems where he provided computer and operational advisory services to banking and financial services institutions involved in merger and acquisition transactions. Mr. Kristan earned his BS in Mathematics from the University of Western Australia.

         Hal Shankland, Senior Vice President for Advanced Product Technology, served as President of TSC from July 1991 until the Merger and has held his current position with us since the Merger. Mr. Shankland has served as one of the Company's directors since April 20, 1999. He is an entrepreneur with over 25 years of experience in the computer and telecommunications industries. Mr. Shankland has worked with Litton Industries, Dyna Com and has served as President of Hal & Associates, Inc. of Tampa, Florida. Mr. Shankland has been a computer consultant to numerous corporate clients, including Southern Management, Inc. As the Company's Senior Vice President, Mr. Shankland is responsible for operational management of the telecommunications systems and the integration of new technologies. While serving in the U.S. Air Force, Mr. Shankland attended Florida State University and the University of Maryland from 1963 until 1967. Mr. Shankland has entered into a three year employment agreement with the Company.

         Frank Conklin, a Director since March 2000, is the President and Founder of Sinclair Ventures, LLC. Sinclair Ventures is the Managing Partner of Fianna Partners, L.P. Sinclair Ventures, LLC, has developed a new strategy for integrated benefits development. Mr. Conklin has twenty years of experience in the commercial insurance, specialty financial-insurance and healthcare services industries. He has served as an Officer in the Financial Services Division of Alexander & Alexander, where he specialized in political and export-credit risk insurance and financial guarantees; he was a co-founder of Credit Enhancement Services Corp., a specialty insurance broker, and was a Senior Marketing Representative with the FCIA-US Export/Import Bank. In 1988, Mr. Conklin entered the retained executive search industry with engagements focused on the insurance, managed care, and financial services industries. In addition thereto, Mr. Conklin has served as a financial and investment advisory consultant over the last few years. He is an investor in another e-business venture, CyberSoft, Inc, a company engaged in technology farming in the secure electronic data transmission industry. Mr. Conklin received his BA from Bradley University and its Institute of International Studies in 1980 and completed graduate coursework in finance at Baruch College.

         Edward R. Dowling, Jr, a Director since March 2000, has served as a Director of ours since the beginning of March of this year. He is the President of the Edward R. Dowling Agency, Inc., a full-service insurance agency, and has held this position since 1996. Mr. Dowling has a great deal of experience in analyzing the market value of financial services companies, particularly their corporate strategies and strategic relationships. Mr. Dowling has also been the Edward R. Dowling Agency's Branch Manger since 1990. Mr. Dowling is the founder, Chairman and CEO of CARBONEK Financial Services, Inc., a company that provides vendor-neutral insurance services online. Mr. Dowling has served on numerous boards of inter-industry associations in the financial services industry, and on several insurance review boards in New Jersey. He was educated at Wagner College, where he concentrated on business and economics until 1983.

         Gilbert Raker, a Director since March 2000, is the Chairman, President and Chief Executive Officer of the SEMX Corporation, a manufacturer of specialty materials and provider of special services to the microelectronics and semiconductor industries, which he has led since 1988. Prior thereto, Mr. Raker served as a Managing Director and Partner of Ditri Associates, Inc. (1987-1990) and Executive Vice President and CFO of Kenmare Capital Corporation (1984-1987), both of which were private investment companies. He had previously held executive positions with three companies listed on the NYSE; Combustion Equipment Associates, Inc.(1979-1984), Barber Oil Corporation (1976-1979) and IU International Corporation (1972-1976). Mr. Raker completed his Ph.D. course work in Finance and received an MBA in Production Management from Syracuse University in 1969, and received a BA from Eastern College in 1965. Mr. Raker is not only an alum but also a Trustee of Eastern College.

         James DeVore, the Company's Chief Financial Officer, has served as Controller since November 1999 and is a career corporate consultant with a broad range of experience over a period of 27 years in diverse industries such as oil and lubricant manufacturing and distribution, city government, software development and telecommunications. Prior to his employment with the Company, Mr DeVore was from 1998 to 1999 the CFO of Global Paycom, Inc., a small Florida-based inter-exchange carrier, and from 1997 to 1998 he was the CFO of Fiserv, Inc., where he served in the network integration division. Mr. DeVore was the CFO for the John H. Harland company,a developer of data-base marketing software for the financial industry between 1991 and 1996. Mr. DeVore graduated from Auburn University with a degree in accounting in 1973 and received his CPA certification in Oklahoma City in 1978.

         Aamir Qazi, the Company's Director of Management Information Systems, served in this capacity with TSC from August 1998 until the Merger and has held his current position with the

Company since the Merger. Mr. Qazi has five years of experience in the research and development of engineering, network and software solutions. Prior to joining TSC in 1998, Mr. Qazi was an Assistant Professor at the Tampa Institute where he taught systems and design. From December 1996 through January 1998, he worked for Apollo International of Delaware, Inc. as a Digital Design Engineer working with algorithm development for Data Acquisition Systems. In 1996, Mr. Qazi worked in the development division of Lasergate Systems, Inc. From January 1995 through May 1996, he worked for the University of South Florida, College of Public Health, as a Graduate Research Assistant. Mr. Qazi graduated from the University of South Florida in 1995 with a M.S.E.E. degree, and he received a B.S.E.E. degree in 1992 from the University of Engineering and Technology, Peshawar, Pakistan.

         Robert Haberhorn, the Director Technical Services (Telecommunications), has amassed over forty years in the computer and telecommunications industries. Having worked 32 years with Burroughs Corp. (now UNISYS Corp.) in many technical, training, and management positions he was able to establish a computer business providing multi-user UNIX solutions on PCs at a time when the term DOS held no meaning for most people. Mr. Haberhorn was involved in the initial development of document imaging and Internet data sharing and has worked in several management positions with both interconnect and long distance companies, building regional networks from the southeast to New York and London. Mr. Haberhorn currently resides in Tampa, Florida with his wife and son.

         Under the Company's Restated Certificate of Incorporation and Bylaws, its directors will be divided into three classes and designated as Class I, Class II and Class III. Class I directors will initially be elected for a term expiring at the first annual meeting of stockholders, Class II directors will initially be elected for a term expiring at the second annual meeting of stockholders, and Class III directors will initially be elected for a term expiring at the third annual meeting of stockholders. Members of each class will hold office until their successors are elected and qualified. At each succeeding annual meeting of the stockholders of the Corporation, the successors of the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election, and until their successors are elected and qualified. At present, Messrs. Conklin and Shankland have been designated as Class III, Mr. Raker as Class II and Messrs. Kristan and Dowling as Class I.

         There is no family relationship between any of the above named officers or directors.

         The directors' term of office is one year for Class I directors, two years for Class II directors and three years for Class III directors.

         Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. The Company believes, based upon a review of copies of forms pertaining to Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") furnished it, and written representations from its executive officers and directors, that all persons subject to the requirements of the Exchange Act are in compliance therewith.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                                         SUMMARY COMPENSATION TABLE

                                Annual Compensation ($)                Long Term Compensation
                             -----------------------------   -----------------------------------------------
                                                                      Awards                  Payouts
                                                             -----------------------  ----------------------
                                                                          Securities
                                                             Restricted   Underlying
Name and                                       Other Annual     Stock      Options/    LTIP       All Other
Principal Position    Year   Salary   Bonus    Compensation     Awards      SARs(#)   Payouts   Compensation
------------------    ----   ------   -----    ------------  ----------   ----------  -------   ------------
GERALD RESNICK        1999   127,000             21,800 (3)                500,000
Chairman, CEO and     1998
President (1)         1997

HAL SHANKLAND         1999   115,371              3,500 (4)                100,000
Senior VP, Secretary  1998
and Director (2)      1997



(1) Effective March 6, 2000, Gerald Resnick is no longer an employee or director of the Company. The Company has agreed to reimburse Mr. Resnick for the difference between the $127,000 actually disbursed and his salary, as provided by the Amendment to the Employment Agreement.

(2) Hal Shankland joined the Company on February 16, 1999. His employment agreement stipulates that he will be paid $120,000 annually. For 1999, Mr. Shankland's salary was paid by TSC until May 24, 1999 and by CyberSentry thereafter. Mr. Shankland received $54,231 from TSC and $61,500 from the Company.

(3) $12,000 was earned from service as Director and $9,800 was provided as car allowance.

(4) CyberSentry pays Mr. Shankland $500.00 per month in car allowance, and has done so since the May 24, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending December 31,1999:

                                       INDIVIDUAL GRANTS
                                                                                  Potential
                                                                                  Realizable
                                                                                   Value At
                                                                                Assumed Annual
                                                                                Rates of Stock
                                                                                    Price
                                                                               Appreciation for
                                                                                 Option Term

                    Number of
                     Shares      Percentage of Total
                   Underlying    of Options Granted     Exercise
                     Options       to Employees          Price       Expiration
Name                 Granted     During Fiscal Year     per Share       Date        5% ($)
----                 -------     -------------------    ---------    ----------     ------
GERALD RESNICK (1)   500,000          83%               $ 1.00       03-06-01     2,775,000

HAL SHANKLAND        100,000          17%               $ 1.00       12-31-05      902,543

(1) Effective March 6, 2000, Mr. Resnick is no longer with the Company. The terms provided herewith are stipulated in an Amendment to Mr. Resnick's Employment Agreement.

                          FISCAL YEAR-END OPTION VALUES


                         Number of Shares                     Value of
                       Subject to Unexercised          In-the-Money Options At
                     Options At Fiscal Year-end           Fiscal Year End(1)

Name                 Exercisable    Unexercisable    Exercisable  Unexercisable
----                 -----------    -------------    -----------  -------------
GERALD RESNICK         500,000                         750,000
HAL SHANKLAND          100,000                         150,000
-------------
(1)   Based on the fair value of the Company's Common Stock at 12-31-99 ($2.50).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 29, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each officer and director of the Company and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 412 East Madison Street, Suite 1200, Tampa, Florida, 33602.

                                  COMMON STOCK

                                          Number of Shares of     Percentage of Total Shares of
                                       Outstanding Common Stock     Outstanding Common Stock
Name and Address of Beneficial Owner     Beneficially Owned (1)       Beneficially Owned
------------------------------------     -------------------          ------------------
Chinon Investments                               2,000,000                   9.9%
   Suite 23, 19 Broad Court
   Covent Garden
   London, WC2b 5QN Great Britain
Templar Corporation                                775,000                   3.9%
   43 Deshon Avenue
   Bronxville, NY 10708
Patriot Advisors, Inc. (3)                          62,400                  0.31%
   43 Deshon Avenue
   Bronxville, NY  10708
Phrygia Financial Group, Inc. (4)                  500,000                   2.5%
   97 Church Road
   Easton, CT 06612
Gerald Resnick and Helene Resnick (5)            5,000,000                  24.4%
   429 East 64th Street, E.PHE
   New York, NY 10021
Frank Kristan (6)                                   50,000                  0.25%
Hal Shankland (2) (6) (7)                          900,000                   4.5%
Frank Conklin (6)                                   50,000                  0.25%
Edward Dowling, Jr (6)                              50,000                  0.25%
Gilbert Raker (6)                                   50,000                  0.25%
Fianna Partners, L.P. (8)                        6,000,000                  29.9%
   97 Church Road
   Easton, CT 06612
Sinclair Advisors, Ltd. (9)                        185,000                  0.92%
   97 Church Road
   Easton, CT 06612
Carbonek Financial Services, Inc. (10)             125,000                  0.62%
   1126 Broadway
   W Long Branch, NJ 07764
James DeVore                                           --                    --
Aamir Qazi                                             --                    --
Robert Haberhorn                                       --                    --
All Directors and Executive Officers             8,747,400                    42%
  as a Group
(11 Entities Listed) (11) (12)

(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Does not include shares of Preferred Stock owned by such individual. For a list of the holders of Preferred Stock see the following preferred stock charts. Each share of Preferred Stock is entitled to one vote on all matters requiring a stockholder vote or other stockholder action.

(3) Patriot entered into Stock Purchase Agreements with each of Sprint Communications Company L.P. (The "Sprint Agreement") and RSL Com U.S.A., Inc. (The "RSL Agreement") pursuant to which Patriot agreed to purchase, at specified times and specified amounts, shares of Class A Preferred Stock owned by RSL (the "RSL shares") and Sprint (the "Sprint Shares"), respectively. These purchases have been made.

(4) Phrygia is co-owned by Sinclair Advisors, Ltd. and Patriot Advisors, Inc., who own 61% and 39%, respectively. Phrygia was issued its 500,000 shares of Common Stock by Patriot Advisors.

(5) The Company has issued to Mr. Resnick an option to purchase 500,000 shares of Common Stock exercisable at $1.00 Per share during the term of his employment with the Company and for one year thereafter. The table includes the shares of Common Stock subject to that option. Mr. Resnick is no longer employed by the Company, nor is he one of its Directors, but the Company anticipates executing a consulting agreement forming part of an amicable resolution to Mr. Resnick's resignation incorporating the appropriate terms of his employment agreement. The Company also anticipates executing a mutual release and indemnification agreement with Mr. Resnick, such indemnification to be subject to the terms of Mr. Resnick's employment agreement.

(6) While Messrs. Kristan, Conklin, Dowling and Raker own no shares of the Company's Common Stock in their own name, the Company has, pursuant to certain resolutions adopted by its Board of Directors, granted options on 50,000 shares thereof in return for service on such Board for the first year of service thereon. Hal Shankland has also been granted options therefor, which options were issued pursuant to the same terms as apply to the above.

(7) The Company has issued to Mr. Shankland an option to purchase 100,000 shares of Common Stock exercisable at $1.00 Per share (for the first year) and at fair market value (after the first year) during the term of his employment with the Company. The table includes the shares of Common Stock subject to that option.

(8) On March 6, 2000, the Company issued 6,000,000 of its shares of Common Stock to Fianna Partners, L.P., In exchange for 420 Limited Partnership Interests, at $100,000 each, of Fianna Partners. Frank Conklin is the President and Founder of Sinclair Ventures, LLC, the Managing Partner of Fianna Partners, L.P.

(9) Frank Conklin is the sole shareholder of Sinclair Advisors, Ltd.

(10) Carbonek is co-owned by Mr. Dowling and Sinclair Advisors, Ltd., each of whom hold a 49.5% stake therein.

(11) Includes the shares of Common Stock held by Messrs. Kristan through Patriot Advisors, Inc., Phrygia and Templar Corporation, Conklin through Fianna Partners, LP, Phrygia and Sinclair Advisors and Shankland.

(12) FIGURES may not add up due to rounding in the calculation of individual percentages.


                                  CLASS A PREFERRED STOCK (1)

                                          Number of Shares of     Percentage of Total Shares of
                                       Outstanding Common Stock     Outstanding Common Stock
Name and Address of Beneficial Owner     Beneficially Owned (1)       Beneficially Owned
------------------------------------     -------------------          ------------------
Raoul Bouille                                         11,526                 0.26%
   Marina Office, Suite 5
   Sandy Bay Road
   Clontral SW 2093 Australia
RLS Comm. U.S.A., Inc. (3)                           127,959                  2.9%
   c/o Westinghouse Communications
   1001 Brinton Road
   Pittsburgh, PA 15221-4533
RSL Comm.USA Inc. (3)                                722,103                 16.2%
   c/o John H. Mueller
   Smith, Clark, Delesie, Bierley, Mueller & Kadyk
   P.O. Box 2939
   Tampa, FL 33601
Qwest Communications                                 123,184                  2.8%
   555 17th Street
   Denver, CO 80202
Sprint Communications Company L.P. (3)               545,705                 12.3%
   8140 Ward Parkway
   Kansas City, MO 64114-2006
Worldcom .                                           399,859                  8.9%
   P.O. Box 730426
   Dallas, TX 75373-0426
David Veltman                                      2,291,921                 51.5%
   3130 Tiffany Drive
   Bellair Beach, Florida 34635

-----------
(1) Each share of Class A Preferred Stock may be converted, at the option of the holder, into one share of common stock (subject to adjustment in certain events) at any time from and after March 25, 2001 and through March 24, 2004. The holders of shares of Class A Preferred Stock are entitled to elect one director as a class and, in addition, are entitled to cast one vote (subject to similar adjustment) per share of Class A Preferred Stock on all other matters requiring a stockholder vote or other stockholder action by the holders of common stock. The Company has recently offered its stockholders of Preferred Stock the opportunity to convert such Preferred Stock into shares of Common Stock on a one-for-one basis. The offer will expire March 31, 2000. The Company anticipates that the great majority of its Preferred stockholders will elect to accept its offer.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Class A Preferred Stock shown that they beneficially own.

(3)  See note 4 above under the Common Stock table.


                                  CLASS B PREFERRED STOCK (1)

                                          Number of Shares of     Percentage of Total Shares of
                                       Outstanding Common Stock     Outstanding Common Stock
Name and Address of Beneficial Owner     Beneficially Owned (1)       Beneficially Owned
------------------------------------     -------------------          ------------------
VisionNet, Inc.                                  2,000,000                   66.7%
   c/o LibertyOne Limited
   80 McLachlan Avenue
   Rushcutters Bay
   Sydney NSW 2011 Australia

Lewco Securities Corp.                             250,000                    8.3%
   P.O. Box 2023
   Jersey City, NJ 07303
Hal Shankland                                      750,000                     25%
All directors and executive officers               750,000                     25%

   as a group (last 1 person listed)


(1) Each share of Class B Preferred Stock may be converted at the option of the holder into one share of Common Stock (subject to adjustment in certain events) at any time from and after March 25, 2001 and through March 24, 2004. The holders of shares of Class B Preferred Stock entitled to cast one vote (subject to similar adjustment) per share of Class B Preferred Stock on all other matters requiring a stockholder vote or other stockholder action by the holders of Common Stock.

The Company has recently offered its shareholders of Preferred Stock the opportunity to convert such Preferred Stock into shares of common stock on a one-for-one basis. The offer will expire March 31, 2000. The Company does not know, as of March 29, 2000, how many of its Preferred shareholders will elect to accept its offer, but anticipates that the great majority thereof will do so.

   Beneficially ownership is determined in accordance with the Rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BANKRUPTCY, MERGER AND RELATED TRANSACTIONS

         Grace Trust Transaction

         Until December 1997, our predecessor, Telecommunications Services, Inc. ("TSC"), which owned and operated our telecommunications services business, was solvent and was funding its operations with cash flow. In December 1997, TSC entered into an agreement with Grace Trust pursuant to which Grace Trust was to provide sales and marketing services for TSC by undertaking telemarketing efforts to increase TSC's long-distance customer base. Grace Trust assured TSC that the file of customers submitted by Grace Trust did not contain any large blocks of sequential telephone numbers and that valid customer authorization had been obtained for every order to substitute TSC for the customer's existing long-distance service provider, as required by the FCC. After the file was processed and customers' long distance service changed, however, TSC received notifications from a number of these customers disputing the change in service providers. TSC later confirmed through its research that - contrary to Grace Trust's assurances - Grace Trust had not obtained proper customer authorization for all of the business submitted. Although TSC immediately implemented a plan to minimize the damage caused by Grace Trust's actions, TSC remained liable under federal law to provide telephone service free of charge for at least 90 days to all customers whose authorization had not been obtained properly, as well as to other very large potential contingent liabilities to those customers. These liabilities have been discharged as a result of TSC's bankruptcy proceedings. TSC also became subject to regulatory proceedings by authorities in the states where these violations had occurred.

         Bankruptcy

         As a result of these actions on the part of Grace Trust, TSC elected to file for bankruptcy protection and, on May 8, 1998, filed a voluntary petition with the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court") seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). On March 4, 1999 (the "Confirmation Date"), the Bankruptcy Court entered an order (the "Order") pursuant to Section 1129 of the Code confirming the Second Amended Plan of Reorganization (the "Plan"). The Plan became effective on March 14, 1999 pending the acquisition of TSC by CyberSentry, which occurred on March 24, 1999.

         Acquisition of TSC

         Pursuant to the Plan, we acquired TSC through a merger on March 24, 1999, after which we were the surviving corporation. Prior to the Merger, TSC conducted our current telecommunications services business. The Merger was accomplished in accordance with the terms of an Agreement and Plan of Merger, dated January 22, 1999, between TSC and CyberSentry (the "Merger Agreement"). By operation of law all assets, property, rights, liabilities and obligations of TSC have been transferred to and assumed by CyberSentry as the surviving corporation of the Merger. Substantially all of TSC's debt was converted into shares of our common and preferred stock.

TRANSACTIONS BETWEEN MANAGEMENT AND OTHERS

         Lake Tel Transaction

         We have entered, through our predecessor, TSC, into a Carrier Agreement dated October 1998 with Lake Tel, Inc., a New Jersey corporation, and Capital One Bank, a Virginia banking corporation. Pursuant to this agreement, we have agreed to allow Capital One to offer secured credit card products to our customers for an initial term of five years. For each account booked by Capital One under the Carrier Agreement, Lake Tel is entitled to receive a fee from Capital One and is obligated to pay a fee to us. Gerald Resnick, our former Chairman and President, sits on the Board of Directors of Lake Tel, a telecommunications marketing company specializing in financial institutions.

         Transactions with Patriot, Templar and Liberty One

         Patriot Advisors, Inc. and Templar Corporation are 100% owned by Mr. Frank Kristan, our current Chairman, CEO and President. Mr. Kristan beneficially owns approximately 4% of the ordinary shares of LibertyOne Ltd., which (through its subsidiary, VisionNet, Inc.) beneficially owns approximately 66.7% of the Company's Preferred Class B Preferred Stock.

         The Company has entered into a Credit Agreement with Patriot dated February 22, 1999 (the "Credit Agreement") pursuant to which Patriot has agreed to extend a $3 million line of credit to the Company, with amounts outstanding not to exceed 50% of our assets. The line of credit is secured by all of our assets and will be available to the Company until December 31, 2000, after which time all outstanding amounts must be repaid, subject to various events of default which can accelerate the maturity of the loan. Interest on amounts outstanding is due monthly at the rate per annum equal to two percentage points above the highest domestic "Prime Rate" published in the Wall Street Journal on the first day of publication in the previous month.

         The Company paid principal and interest of $280,000 due Patriot on the Company's line of credit with forty thousand shares of its Common Stock rather than in cash.

         Mr. Resnick, our former Chairman and President, and Patriot entered into an Advisory Agreement dated as of July 15, 1998 (the "Resnick Advisory Agreement"). Under the Resnick Advisory Agreement, Mr. Resnick acted as a management and financial advisor to Patriot and provided advice on equity or debt financing. The Resnick Advisory Agreement has expired. In exchange for these services, Patriot paid Mr. Resnick a fee of $250,000.

         CyberSentry Software Acquisition

         On October 2, 1998, Templar entered into a license agreement (the "Learning License Agreement") with Learning Company Properties Inc., a Delaware corporation ("Learning"), pursuant to which Templar obtained an exclusive, worldwide, perpetual, fully-paid right and license to publish, use, distribute and sublicense a software program that provides digital rights management technology (the "CyberSentry Software"). In addition, pursuant to the Learning License Agreement, as supplemented, Learning assigned its rights to certain trademarks and agreed to provide engineering support to Templar through December 31, 1999. Templar has paid Learning $187,500 in consideration for such engineering support.

         Pursuant to the Learning License Agreement, Templar transferred to Learning 2,500,000 ordinary shares of LibertyOne (the "LibertyOne Shares"), previously held by Templar and, in connection with this transfer, agreed to grant to Learning the right to sell the LibertyOne Shares to Templar for an aggregate purchase price of $3,000,000, pursuant to a Put and Top Up Agreement ("Put Agreement"), dated October 22, 1998, by and between Learning and Templar. This put expires on December 31, 2001, unless terminated earlier due to the occurrence of certain Trigger Events (as defined in the Put Agreement). Templar and Learning valued the transaction at $3,000,000, which was based on the then anticipated initial public offering price of the LibertyOne Shares of $1.20 per share. The initial public offering of the LibertyOne Shares closed on December 10, 1998 at a price of $2.00 per share. The closing sales price of the LibertyOne Shares as of March 17, 1999 was $4.72 per share. Templar has informed us that Learning has received more than $3,000,000 from the sale of the LibertyOne Shares and that the Put Agreement has therefore been cancelled.

         Templar assigned the Learning License Agreement and all of Templar's rights to the CyberSentry Software thereunder to us pursuant to an Assignment of Software License Agreement, effective as of November 20, 1998 (the "Assignment"). Our rights to the CyberSentry Software under the Assignment are subject to the risk of default by Templar under the Learning License Agreement. Pursuant to the terms of the Assignment and in consideration therefor, we issued 3,000,000 shares of our common stock to Templar, which thereby became one of our significant stockholders. As described above, Templar transferred 2,300,000 of these shares to SPLP.

         We have entered into a Software Sub-License Agreement (the "DRI License Agreement"), effective as of January 1, 1999, with VisionNet's predecessor DRI, a subsidiary of LibertyOne. Pursuant to the DRI License Agreement, we have granted VisionNet a non-transferable, non- exclusive, worldwide, right and license to publish and use the CyberSentry Software solely for the protection of celebrity digital rights and content related thereto on the websites owned or operated by VisionNet, subject to the terms and conditions of the Learning License Agreement. We are under no obligation to provide upgrades to the software licensed to VisionNet unless VisionNet elects to pay us $150,000 for continuing software engineering support. The term of the DRI License Agreement is indefinite, subject to early termination by either party for cause, as described in the agreement. In conjunction with entering into the DRI License Agreement, VisionNet purchased 500,000 shares of the Company's Common Stock at $1.00 per share for an aggregate purchase price of $500,000. VisionNet is a subsidiary of LibertyOne.

         ATM Technology Acquisition

         Comtel Telecommunications Pty Ltd., a wholly owned subsidiary of LibertyOne, entered into a Patent and Know How License and Commercialization Agreement dated as of February 4, 1998 (the "ATM License Agreement") with Telstra Corporation Limited , pursuant to which LibertyOne was granted a non-exclusive license in relation to Telstra's Fast Packet Digital Switch Project ("FPDX"). FPDX represents technology developed by Telstra over 11 years, and utilizes ATM technology, which has the potential to deliver "virtual" Internet services to users at substantially increased speeds and at lower costs than other technologies.

         Comtel entered into a Patent and Know How Sub-Contract and Commercialization Agreement (the "Sub-Contract") with us, effective as of December 30, 1998, pursuant to which we have been granted the non-exclusive right to market and sell the ATM Technology in the United States and Canada, subject to the terms of the ATM License Agreement. Our rights to the ATM Technology under the Sub-Contract are subject to the risk of default by Comtel under the ATM License Agreement with Telstra. Pursuant to the Sub-Contract, we agreed to pay Comtel a royalty fee of 110% of the royalty rates required pursuant to the ATM License Agreement.

         As consideration for Comtel entering into the Sub-Contract with us, we agreed to issue 2,000,000 shares of our preferred stock to Comtel's designee, VisionNet, a subsidiary of LibertyOne. Pursuant to the Merger Agreement, these shares were converted on a one for one basis into 2,000,000 shares of our Class B Preferred Stock.

         RECENT EVENTS

         The Company and its former Chairman, CEO and President Gerald A. Resnick signed an amendment (the "Amendment") to Mr. Resnick's employment agreement (the "Employment Agreement") on March 6, 2000. The Amendment stipulates the conditions under which Mr. Resnick's employment with the Company was to terminate, which termination has at present been effected. The Amendment provides that: (i) the Company will pay a Severance Allowance of $200,000 per year through December 31, 2008; (ii) the Company will pay Mr. Resnick $ 80,000, such amount to cover accrued expenses and back pay; (iii) the Company will provide Mr. Resnick with a $ 2,000,000 life insurance policy, disability insurance and maintain health coverage for Mr. Resnick and his family; (iv) the Company will indemnify and hold harmless Mr. Resnick from any and all acts arising from his actions in his capacity as a director and officer thereof and list him in the Employment Practices Liability Insurance Policy and the Directors, Officers and Corporate Liability policy "D&D Gold" as an additional insured; (v) Mr. Resnick waive the effect of any provision in the Employment Agreement as such provision may relate to a change of control of the Company, and (vi) all other provisions in the Employment Agreement remain in full force and effect with the exceptions that: (a) Mr. Resnick will no longer be defined as an executive or employee as such terms are used in the Employment Agreement, and; (b) the Competition provision therein is null and void.

         The Company held a Shareholders' Meeting on March 6, 2000 at 10:30, during which Hal Shankland was nominated and elected as Director. During a Directors' Meeting later that day, Mr. Shankland, pursuant to Section 3.3 of the Company's By-laws, appointed Mr. Frank Kristan

Chairman and Frank Conklin as Director. The newly constituted Board then nominated and elected Edward Dowling, Jr as Director. The Board then appointed Mr. Kristan CEO and President and confirmed Mr. Shankland as Vice President and Secretary.

         The Directors' Meeting of March 16, 2000, delineated with greater specificity the quality in which Directors serve on the Company's Board, pursuant to its Certificate of Incorporation and By- laws, which state that Directors of the Company shall be elected by class. The Company's Directors resolved that its Directors be elected accordingly, which elections are to be confirmed at the Company's Special Shareholders' Meeting on March 31, 2000.

         The Special Shareholders' Meeting will vote on three proposals: the nomination of Directors, the retention of BDO Seidman, LLP, as the Company's auditors, and the resolution adopted by the Directors during their Meeting of March 17, 2000, to authorize an additional twenty million (20,000,000) of its Common Stock.

         . The Company issued Fianna Partners, LP ("Fianna"), six million shares of its Common Stock in exchange for 420 of Fianna's Limited Partnership Interests, each of the latter valued at one hundred thousand US dollars ($100,000). The Company and Fianna plan to enter into a joint venture agreement.

         The Company intends to file a registration statement on Form S-1, whereby it would register all its shares of Common Stock under the Securities Act of 1933, as amended, as soon as reasonably practicable.

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits
       27       Financial Data Schedule

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYBERSENTRY, INC.

                              By: /s/ FRANK KRISTAN
                                  -----------------------------
                               Frank Kristan, CEO, President and
                               Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       SIGNATURE              TITLE                         DATE

/s/ FRANK KRISTAN             President and Chairman        March 29, 2000
-----------------------       of the Board
Frank Kristan


/s/ HAL SHANKLAND             Senior Vice President,        March 29, 2000
-----------------------       Secretary and Director
Hal Shankland


/s/ JIM DEVORE                Chief Financial Officer       March 29, 2000
-----------------------
Jim DeVore


/s/ FRANK CONKLIN             Director                      March 29, 2000
-----------------------
Frank Conklin


/s/ EDWARD DOWLING, JR        Director                      March 29, 2000
-----------------------
Edward Dowling, Jr

/s/ GILBERT BAKER             Director                      March 29, 2000
-----------------------
Gilbert Raker