Form 10-Q
period 2000-03-31
CYBERSENTRY INC
filed 2000-05-15
CIK 1080933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For Quarter Ended ________    Commission File No.       __________

                                CyberSentry, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its character)

           FLORIDA                                               22-3626108
--------------------------------                          ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                             412 East Madison Street
                                   Suite 1200
                                 Tampa, FL 33602
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 228-0688
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2000
-----------------------------                      -----------------------------
Common Stock, $.001 par value                            21,674,704 shares

                                CyberSentry, Inc.
                                      Index

                                                                        Page No.
                                                                        --------
CyberSentry, Inc.:

  Condensed Balance Sheets at March 31, 2000 (unaudited)
    and December 31, 1999                                                   3
  Condensed Statements of Operations for the three months
    ended March 31, 2000 (unaudited) and 1999 (unaudited)
    and for the period from January 1, 1999 through
    March 24, 1999 (predecessor)                                            4
  Condensed Statement of Stockholders' Equity for the
    three months ended March 31, 2000 (unaudited)                           5
  Condensed Statements of Cash Flows for the three months
    ended March 31, 2000 (unaudited) and 1999 (unaudited)
    and for the period from January 1, 1999 through
    March 24, 1999 (predecessor)                                            6
  Notes to Condensed Financial Statements                                   7
  Management's Discussion & Analysis                                       15
  Item 4.  Submission of Matters to a Vote of Security
    Holders                                                                22
  Item 5.  Other Information                                               23
  Signatures                                                               24

                                                               CyberSentry, Inc.

                                                        Condensed Balance Sheets


====================================================================================================================================
                                                                                                      March 31,       December 31,
                                                                                                           2000               1999
                                                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current
  Cash                                                                                            $     21,831         $     89,477
  Accounts receivable, less $79,645 and $68,463 allowance for doubtful accounts
    in 2000 and 1999, respectively                                                                     102,413              173,846
  Prepaid expenses and other assets                                                                     41,144               54,798
  Other receivables                                                                                      4,887                1,721
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   170,275              319,842
Investment in limited partnership (Note 3)                                                          40,500,000
Excess of cost over fair value of net assets acquired, net of $1,150,757 and
  $868,101 of accumulated amortization in 2000 and 1999, respectively                                9,756,829           10,039,484
ATM Technology License, net of $678,571 and $571,428 of accumulated
  amortization in 2000 and 1999, respectively                                                        2,321,429            2,428,572
CyberSentry Software License, net of $642,857 and $535,714 of accumulated
  amortization in 2000 and 1999, respectively                                                        2,357,143            2,464,286
Equipment and leasehold improvements, net                                                              605,552              723,644
Capitalized software development costs, net of $4,361 of accumulated                                    85,506               52,333
Other assets                                                                                            19,698               19,698
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 55,816,432         $ 16,047,859
====================================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                                $    608,431         $    569,562
  Accrued expenses and other current liabilities                                                       659,193              650,503
  Current maturities of capital lease obligations                                                      176,364              260,037
  Due to stockholder (Note 7)                                                                        2,195,195            1,920,078
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            3,639,183            3,400,180
Obligations under capital leases, less current maturities                                            1,012,689            1,000,284
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    4,651,872            4,400,464
------------------------------------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock, $.001 par value, 283,009 and 534,656
  shares issued and outstanding in 2000 and 1999, respectively (Note 5)                                424,514              801,984

------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Note 5)
  Class A convertible redeemable participating preferred stock, $.001 par value,
    7,000,000 shares authorized, 3,422,230 shares in 2000 and 3,916,522 shares in 1999 issued and outstanding, aggregate liquidation value of $5,133,345
    and $5,874,783 in 2000 and 1999, respectively                                                        3,422                3,916
  Class B convertible redeemable participating preferred stock, $.001 par value,
    3,000,000 shares authorized, 2,000,000 shares in 2000 and 3,000,000 in 1999, issued and outstanding, aggregate liquidation value of $3,000,000 and
    $4,500,000, respectively                                                                             2,000                3,000
  Common stock, $.001 par value, 50,000,000 shares authorized, 21,674,704
    shares in 2000 and 13,878,765 shares in 1999, issued and outstanding                                21,675               13,879
  Additional paid-in capital                                                                        56,808,842           15,519,225
  Accumulated deficit                                                                               (6,095,893)          (4,694,609)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          50,740,046           10,845,411
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 55,816,432         $ 16,047,859
====================================================================================================================================

                       See accompanying notes to condensed financial statements.

                                                               CyberSentry, Inc.

                                              Condensed Statements of Operations

====================================================================================================================================
                                                                                                                    (Predecessor)
                                                      For the three                  For the three                    Period from
                                                             months                   months ended                January 1, 1999
                                                          March 31,                      March 31,                        through
                                                               2000                        1999(a)                      March 24,
                                                        (Unaudited)                    (Unaudited)                        1999(b)
------------------------------------------------------------------------------------------------------------------------------------

Net Sales                                             $    557,576                   $     72,461                    $   811,316
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
  Telecommunications costs (excluding depreciation
    and amortization, shown separately below)              442,818                         99,584                        643,853
  Selling, general and administrative expenses             820,551                         82,197                        384,403
  Depreciation and amortization                            620,423                        243,279                        102,403
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                 1,883,792                        425,060                      1,130,659
------------------------------------------------------------------------------------------------------------------------------------

Other (Income) Expense:
  Interest expense                                          75,230                          2,470                         77,592
  Other income                                                (162)                            -                         (21,315)
------------------------------------------------------------------------------------------------------------------------------------

Total other expense, net                                    75,068                          2,470                         56,277
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                              $ (1,401,284)                      (355,069)                      (375,620)
====================================================================================================================================

Net loss per share
  Basic                                               $       (.09)                          (.03)                       (187.81)
  Diluted                                             $       (.09)                          (.03)                       (187.81)

Weighted average number of outstanding
  Basic                                                 15,727,354                     12,450,584                          2,000
  Diluted                                               15,727,354                     12,450,584                          2,000

(a) Includes the operations of TSC from March 25, 1999 through March 31, 1999
(b) Acquisition date by CyberSentry, Inc.

                       See accompanying notes to condensed financial statements.

                                                               CyberSentry, Inc.

                                    Condensed Statements of Stockholders' Equity
                                                                        (Note 3)

=====================================================================================================================
                                             Class A Preferred    Class B Preferred         Common
                                             -----------------   ------------------    -----------------
                                              Shares    Amount    Shares     Amount    Shares     Amount    Capital
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                   3,916,522   3,916   3,000,000   3,000   13,878,765   13,879   15,519,225

Conversion of 745,939 shares of
Class A preferred stock for 745,939
shares of common stock in March 2000          (745,939)   (746)          -       -      745,939      746            -

Conversion of 1,000,000 shares of
Class B preferred stock for 1,000,000
shares of common stock in March 2000                 -       -  (1,000,000) (1,000)   1,000,000    1,000            -

Issuance of 6,000,000 shares of
common stock in March 2000 for an
investment in a limited partnership                  -       -           -       -    6,000,000    6,000   40,494,000

Issuance of stock options for
30,000 shares of common stock in
January, February and March 2000                     -       -           -       -            -        -       70,948

Issuance of 40,000 shares of common
stock for partial extinguishment of
the line of credit in March 2000                     -       -           -       -       40,000       40      279,960

Adjustment for mezzanine debt to
equity resulting from conversion of
Class A preferred to common stock              251,647     252           -       -            -        -      377,219

Issuance of 10,000 shares of common
stock to a director in March 2000                    -       -           -       -       10,000       10       67,490

Net loss                                             -       -           -       -            -        -            -

---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000 (unaudited)        3,422,230  $3,422   2,000,000   2,000   21,674,704  $21,675  $56,808,842
=====================================================================================================================

=======================================================================

                                              Accumulated
                                                  Deficit        Total
-----------------------------------------------------------------------
Balance at January 1, 2000                    (4,694,609)   10,845,411

Conversion of 745,939 shares of
Class A preferred stock for 745,939
shares of common stock in March 2000                   -             -

Conversion of 1,000,000 shares of
Class B preferred stock for 1,000,000
shares of common stock in March 2000                   -             -

Issuance of 6,000,000 shares of
common stock in March 2000 for an
investment in a limited partnership                    -    40,500,000

Issuance of stock options for
30,000 shares of common stock in
January, February and March 2000                       -        70,948

Issuance of 40,000 shares of common
stock for partial extinguishment of
the line of credit in March 2000                       -       280,000

Adjustment for mezzanine debt to
equity resulting from conversion of
Class A preferred to common stock                      -       377,471

Issuance of 10,000 shares of common
stock to a director in March 2000                      -        67,500

Net loss                                      (1,401,284)   (1,401,284)

-----------------------------------------------------------------------

Balance at March 31, 2000 (unaudited)        $(6,095,893)  $50,740,046
=======================================================================

                       See accompanying notes to condensed financial statements.

                                                               CyberSentry, Inc.


                                              Condensed Statements of Cash Flows

====================================================================================================================================
                                                                       For the
                                                                         three                    For the              (Predecessor)
                                                                        months               three months                Period from
                                                                     March 31,            ended March 31,            January 1, 1999
                                                                          2000                    1999(a)          through March 24,
                                                                   (Unaudited)                (Unaudited)                    1999(b)
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                        $ (1,401,284)                  (355,069)                  (375,620)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                      620,423                    243,279                    102,403
   Common stock/stock options granted for services                    138,448                          -                          -
   Bad debts                                                           74,813                          -                          -
   Recovery of bad debts                                                    -                          -                    (18,576)
   Inventory write down                                                     -                          -                     26,157
   Changes in operating assets and liabilities, net of
    effects of acquisition and noncash transactions:
       Accounts receivable                                              6,485                    (12,699)                    (7,624)
       Prepaid expenses and other assets                               13,654                     14,896                     24,299
       Other receivables                                               (3,166)                    50,000                     (2,259)
       Other assets                                                    (9,865)                         -                          -
       Accounts payable                                                38,869                 (1,980,395)                       110
       Accrued expenses and other current liabilities                   8,690                  1,571,815                    166,135
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                (512,933)                  (468,173)                   (84,975)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of property and equipment                                  (1,028)                         -                          -
   Capitalized software costs                                         (37,534)                         -                          -
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (38,562)                         -                          -
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Proceeds from issuance of common stock                                   -                    500,000                          -
   Repayments of obligations under capital lease                      (71,268)                         -
   Increase in due to stockholder                                     555,117                          -                          -
   Net payments on line of credit                                           -                          -                          -
   Payments on bank note payable                                            -                          -                          -
   Cash overdraft                                                           -                     56,578                     75,393
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             483,849                    556,578                     75,393
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (67,646)                    88,405                     (9,582)
Cash and cash equivalents at beginning of period                       89,477                          -                     33,970
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $     21,831                     88,405                 $   24,388
====================================================================================================================================

Supplemental Disclosures:
   Fair value of assets acquired in acquisition of TSC           $          -               $  1,420,962                 $        -
   Liabilities assumed in acquisition of TSC                     $          -               $  9,828,548                 $        -
   Common stock and Class B preferred stock issued in
     purchase of TSC                                             $          -               $  2,500,000                 $        -
   Class A preferred stock and common stock issued in
     connection with TSC's plan of reorganization                $          -               $  6,133,549                 $        -
   Common stock issued in exchange for limited
     partnership interests in Fianna Partners, LP                $ 40,500,000               $          -                 $        -
   Issuance of common stock for partial extinguishment of
     outstanding line of credit                                  $    280,000               $          -                 $        -
====================================================================================================================================

(a) Includes the operations of TSC from March 25, 1999 through March 31, 1999
(b) Acquisition date by CyberSentry, Inc.

                       See accompanying notes to condensed financial statements.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

1.  Summary of            Business and Basis of Presentation
    Significant
    Accounting            CyberSentry, Inc. ("CyberSentry" or the "Company") was
    Policies              incorporated in Delaware on August 21, 1998 as
                          Telecommunication Services, Inc. ("TSI"). On November
                          30, 1998, TSI amended its certificate of incorporation to change the Corporation's name to CyberSentry, Inc.
                          CyberSentry's principal business includes telecommunications services, the marketing and sale of CyberSentry software and two applications of Asynchronous Transfer Mode ("ATM") Technology.

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

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                          phones, prepaid phone cards, and enhanced services, such as voice and fax-mail services. TSC is in a specialized telecommunications service industry.

                          The accompanying condensed financial statements are unaudited; however, in the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of CyberSentry and predecessor and the results of its operations and its cash flows for the stated periods that have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ending December 31, 1999. The December 31, 1999 condensed balance sheet was derived from audited financial statements as of that date.

2.  Acquisition           Effective March 24, 1999, CyberSentry purchased all of
                          the outstanding common stock of TSC pursuant to the bankruptcy court's confirmation of TSC's plan of reorganization that was confirmed on March 4, 1999 and effective on March 24, 1999, the date CyberSentry acquired TSC. CyberSentry is the surviving corporation in the purchase, and the separate existence of TSC ceased. CyberSentry purchased all of the outstanding shares of TSC for common and preferred stock valued at $2,500,000. The value of the common and preferred has been established based on the Company's purchase of the CyberSentry Technology, and the value ascribed to the Class B shares pursuant to the Plan. The transaction was accounted for as a purchase and the excess of the purchase price ($2,500,000) over the fair market value of the assets acquired ($1,420,962)
                          and liabilities assumed ($9,828,548), of $10,907,586
                          was recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight line basis over 10 years.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

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

                          As discussed, the acquisition was accounted for under the purchase method of accounting and the unaudited statement of operations for the three months ended March 31, 1999 includes the operations of TSC from the date of acquisition (March 24, 1999) to March 31, 1999.

                          The following summarized unaudited pro forma results of operations have been prepared as if the acquisition of TSC had occurred January 1, 1999. The pro forma adjustments are for interest and amortization:

                                                                                          For the
                                                                               three months ended
                                                                                   March 31, 1999
                                                                                      (Unaudited)
                          -----------------------------------------------------------------------
                          Revenues                                                  $    883,777

                          Net loss                                                  $   (985,575)

                          Pro forma loss per share - basic and diluted              $       (.07)

                          Weighted average number of common shares outstanding -
                            basic and dilute                                          13,603,209

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

3.  Investment in         On March 6, 2000, the Company issued Fianna Partners,
    Limited               LP (Fianna"), six million shares of its common stock
    Partnerships          at a market value of $6.75 per share for 420 of
                          Fianna's limited partnership interests. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services in the insurance industry. The limited partnership was formed on February 3, 2000 and there has been no transactions in the partnership other than CyberSentry's investment of 6 million shares of common stock. A director of the Company is also the President of the general partner of Fianna.

4.  Commitments and       On March 6, 2000, the Company issued Fianna Partners,
    Contingencies         LP (Fianna"), six million shares of its common stock
                          at a market value of $6.75 per share for 420 of Fianna's limited partnership interests. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services in the insurance industry. The limited partnership was formed on February 3, 2000 and there has been no transactions in the partnership other than CyberSentry's investment of 6 million shares of common stock. A director of the Company is also the President of the general partner of Fianna.

5.  Stockholders'         Transactions in stockholders' equity during 2000 were
    Equity                as follows (unaudited):

                          (a) The Company issued 745,939 shares of common stock
                              in connection with the conversion of 745,939 shares of Class A preferred stock.

                          (b) The Company issued 1,000,000 shares of common
                              stock in connection with the conversion of 1,000,000 shares of Class B preferred stock.

                          (c) The Company issued 6,000,000 shares of common
                              stock at a market value of $6.75 per share in exchange for 420 of Fianna Partners, L.P., limited partnership interests.

                          (d) The Company issued options to a non-employee to
                              purchase 30,000 shares of common stock with an exercise price of $2.50 per share in exchange for financing consulting services. The options were valued at $32,336 using the Black Scholes Model.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                          (e) The Company issued 40,000 shares of common stock
                              at a market value of $5 per share in exchange for the extinguishment of $280,000 of principal and interest relating to the line of credit.

                          (f) The Company reduced its mezzanine debt relating to
                              the optional redemption pool by 251,647 shares as a result of the conversion of 745,939 shares of Class A preferred to common stock.

                          (g) The Company issued 10,000 shares of common stock
                              at a market value of $6.75 per share in exchange for financial consulting services.

6.  Segment               The Company's reportable segments are strategic
    Information           businesses that offer different products and services.
                          They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During 2000 and 1999, the Company had no intercompany sales.

                          Financial information for the Company's business segments as of and for the three months ended March 31, 2000 and 1999 are as follows:

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                                              For the three        For the three
                                               months ended         months ended
                                                  March 31,            March 31,
                                                       2000                 1999
                                                (unaudited)          (unaudited)
                                              -------------        -------------
Revenues

Telecommunications                            $     557,576        $      72,461
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total revenues                                $     557,576        $      72,461
                                              =============        =============
Net loss

Telecommunications                            $   1,182,637        $     140,783
Secured software                                    111,504              107,143
Product technology                                  107,143              107,143
                                              -------------        -------------
Total net loss                                $   1,401,284        $     355,069
                                              =============        =============
Depreciation and amortization

Telecommunications                            $     401,776        $      28,993
Secured software                                    111,504              107,143
Product technology                                  107,143              107,143
                                              -------------        -------------
Total depreciation and amortization           $     620,423        $     243,279
                                              =============        =============
Interest expense, net

Telecommunications                            $      75,230        $       2,470
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total interest expense, net                   $      75,230        $       2,470
                                              =============        =============
Total assets

Telecommunications                            $  51,052,354        $  12,231,315
Secured software                                  2,442,649            2,785,714
Product technology                                2,321,429            2,750,000
                                              -------------        -------------
Total assets                                  $  55,816,432        $  17,767,029
                                              =============        =============
Capital expenditures

Telecommunications                            $       1,028        $           -
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total capital expenditures                    $       1,028        $           -
                                              =============        =============


7.  Subsequent            On May 12, 2000, the Company's stock began trading on
    Event                 the American Stock Exchange. Upon the Company's
                          listing on the American Stock Exchange, Patriot
                          Advisors, Inc. ("Patriot") agreed to extend the due date of the line of credit until December 31, 2001.
                          Additionally, upon the listing Patriot also agreed to convert the outstanding balance on the line of credit to common stock based on the closing market price of the Company's common stock on May 12, 2000, sufficient enough to provide the Company with availability on the line of credit of at least two million dollars.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                          On April 18, 2000, the Company entered into a software license agreement with CyberSoft, Inc. ("CyberSoft") a Delaware corporation whereby the Company grants to CyberSoft and its affiliates, for a term of 10 years, an irrevocable, non-exclusive, non-transferable, worldwide license to use the CyberSentry Software for internal business purposes, demonstrate and promote the software to customers or prospective customers and sub-license the software to customers by entering into a non-exclusive and non-assignable end-user agreement. In consideration of the license and the maintenance and support services, CyberSoft paid CyberSentry with 500,000 shares of CyberSoft preferred stock with a preliminary estimated fair value of $1.00 per share, representing approximately 3% of the total outstanding shares of CyberSoft. Additionally, CyberSoft will pay the Company 15% of the total sublicense revenue received by CyberSoft. The Company will also receive a quarterly maintenance fee in an amount to be mutually agreed to in writing by both parties. The President of CyberSoft is a former director of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q or previously filed SEC Forms 10 and 10A. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements, if any, in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, dependence on operating agreements with partners, customers and suppliers, availability of carrier services and transmission facilities, U.S. and foreign telecommunications and general software licensing regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements

OVERVIEW

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

Telecommunications

During the last five years, TSC was a facilities-based carrier providing long distance telecommunications services, including commercial and residential service, long distance service, operator service for pay phones, prepaid phone cards, calling cards and enhanced services, such as voice mail and fax services. TSC owns and operates a Siemen's high-volume gateway switch and an IBM AS400 billing platform to accommodate anticipated growth. It is certified as an "Alternative Local Exchange Carrier" ("ALEC") to provide local telephone services in the State of Florida, with tariffs filed in 32 states as a long distance service provider.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below represents the Company's operations and liquidity for the three month period ended March 31, 2000 and 1999 and for TSC as predecessor for the period from January 1, 1999 through March 24, 1999, the acquisition date by CyberSentry.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 24, 1999 (PREDECESSOR)

Net Sales

Net sales amounted to $557,576 and $811,316 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999, respectively. The Company did not generate any revenues from its secured software and product technology segments in 2000 and 1999. The net sales for the periods resulted from the Company's telecommunications segment. Net sales decreased by $253,740, or 31%. The decrease was primarily due to a decrease of $193,144 in the long distance service programs (LD(1+), LD(T-1's) and Call 1-800), and a decrease of $51,928 in debit card programs. The decrease in the long distance programs was attributable to decreased volume. The Company plans to increase sales by growing its sales and support organizations while also refining its billing and collection practices. Programs such as direct marketed, post paid travel cards and residential local and long distance sold or administered directly by the Company will continue. At present, these programs account for all of the sales of the Company.

Telecommunications Costs

Telecommunications costs amounted to $442,818 and $643,853 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs decreased with the decrease in revenue by $201,035, or 31%. As a percentage of net sales, these amounts represented 79% for 2000 and 1999. The decrease in telecommunications costs is consistent with the decrease in net sales.

Selling, General and Administration

Selling, general and administrative expenses increased $436,148, or 113% from $384,403 for the period from January 1, 1999 through March 24, 1999 to $820,551 for the three months ended March 31, 2000. The overall dollar increase was primarily due to an increase in salaries and related costs of approximately $75,563, an increase in consulting fees of $161,448, an increase in bad debt expense of $74,666, an increase in legal and professional fees of $56,431 and an increase in insurance expense of $50,320. As a percentage of net sales, these amounts represented 47% for 1999 and 147% for 2000. The increase as a percentage of net sales was attributable to the decrease in net sales, and the Company's inability to maintain an efficient cost structure in 2000.

Depreciation and Amortization

Depreciation and amortization amounted to $102,403 and $620,423 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999, respectively. The amount of depreciation and amortization expense in 2000 was significantly impacted by the intangibles acquired through the acquisition of TSC and the Company's purchase of the CyberSentry and ATM technology in the later part of 1998. For the three months ended March 31, 2000, the amortization expense relating to the acquired intangibles amounted to $282,656, and the amortization of the CyberSentry and ATM technology amounted to $214,286.

Other Expenses, Net

Other expense, net amounted to $56,277 and $75,068 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999, respectively, and consists primarily of interest expense. Interest expense is consistent between the two periods.

Net Loss

As a result of the factors described above, the Company incurred a net loss of $(1,401,284) and $(375,620) for the three months ended March 31, 2000 and for the period January 1, 1999 through March 24, 1999, respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 1999

CyberSentry was incorporated in Delaware on August 21, 1998 and has only recently begun marketing the CyberSentry Software. The ATM Technology is still in the development stage. There were no sales of either product during 2000 and 1999. Since the Company purchased TSC on March 24, 1999, the accompanying statement of operations includes the accounts of TSC for the period March 25, 1999 to March 31, 1999 under purchase accounting.

Operating expenses amounted to $425,060. This amount was comprised of $243,279 of depreciation and amortization, $82,197 of selling, general and administrative expenses and $99,584 of telecommunications costs.

Depreciation and amortization was comprised primarily of the amortization of the CyberSentry Software and the ATM Technology. Selling, general and administrative expenses were comprised primarily of professional fees and salaries.

As a result of the factors described above, CyberSentry incurred a net loss of $(355,069) for the three months ended March 31, 1999.

Liquidity and Capital Resources

Our management expects to finance our short-term working capital and capital expenditure requirements through cash generated by our operations, our existing line of credit and potentially a private placement of our equity and/or debt securities. Patriot Advisors, Inc. has agreed to extend the $3 million dollar line of credit until December 31, 2001 and has agreed to convert principal and interest outstanding on the line to common stock based on the market price of the Company's common stock on May 12, 2000 (the day the Company's common stock began trading on the American Stock Exchange) sufficient enough to provide the Company with availability on the line of credit of at least two million dollars.

On March 14, 2000, the Company negotiated with Patriot to accept 40,000 shares of common stock in satisfaction of $280,000 of accrued interest and principal on the line of credit, thereby providing the Company with additional funds. The amount outstanding on the line of credit may not exceed 50% of our assets and is collateralized by all of the Company assets. The amounts outstanding at the end of the term are payable on demand.

The Company believes that it has sufficient cash flow from operations and its existing line of credit to meet the cash flow requirements for the next 12 months. The Company intends to increase that capital by a placement of its securities, significant cost cutting and possible sale of some of the assets that do not strategically enhance its business objectives.

The Company will also attempt to negotiate with its option holders to exercise their stock options that could generate another $750,000 to $1,000,000 in cash. The Company also negotiated with its preferred stockholders to convert to common stock which saved approximately $100,000 per year in funding the redemption pool.

There can be no assurance that the Company will be able to finance its operation from the existing sources of capital or receive additional capital from the sale of its securities. In the event that our operations are not sufficient and outside financing is not available on reasonable terms, we may be required to cut cost significantly or sell assets of the business.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been unable to increase revenues in its telecommunications segment and was unable to maintain in efficient cost structure. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of integrating its secured software with the telecommunications business that would allow the download of its software to be part of a billing transaction that would increase revenues. This would present new sales and marketing opportunities for the Company.

Operating

Net cash used in operating activities for the Company amounted to $512,933 for the three months ended March 31, 2000. This was primarily attributable to the net loss of $1,401,284, offset by increases in accounts receivable and accrued expenses and other current liabilities of $47,559, and adjustments for depreciation and amortization, common stock/stock options granted for services and bad debts totaling $758,871.

Net cash used in operating activities amounted to $468,173 for the three months ended March 31, 1999. This was primarily attributable to the net loss of $355,069 and the decrease in accounts payable of $1,980,395, offset by decreases in prepaid expenses and other assets and other receivables of $64,896, and an adjustment for common stock/stock options granted for services of $243,279.

Investing

Net cash used by investing activities amounted to $38,562 for the three months ended March 31, 2000. This was primarily attributable to capitalized software costs of $37,534 relating to the Company's CyberSentry Software.

Financing

Net cash provided by financing activities for the Company amounted to $483,849 for the three months ended March 31, 2000. This was attributable to increased borrowings under the line of credit of $555,117, offset by payments on the capital lease of $71,268.

Net cash provided by financing activities for the Company amounted to $556,578 for the three months ended March 31, 1999. This was attributable to financing received from the sale of common stock of $500,000, and from a cash overdraft of $56,578.

Inflation

The Company has not been materially affected by the impact of inflation.

Year 2000 Compliance

The potential for software failure due to Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its major vendors that they are Year 2000 compliant. The Company does not anticipate any significant future costs relating to Year 2000, but continues to monitor the situation for any disruptions due to Year 2000 related issues. The Company has not had its operations, products or services disrupted with any Year 2000 issues and does not expect any material disruptions related to Year 2000 issues, for the year 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Shareholders on March 30, 1999, for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.  Election of Directors:

                                 For        Withheld    Against

    Frank Kristan            10,208,826        --          --
    Frank Conklin            10,208,826        --          --
    Hal Shankland            10,208,826        --          --
    Edward Dowling, Jr.      10,208,826        --          --
    Gilbert Raker            10,208,826        --          --


    Messrs. Kristan and Dowling were elected as Class I Directors, Raker as a Class II Director and Shankland and Conklin as Class III Directors. Class I Directors serve for a period expiring at the next Annual Meeting of Stockholders, Class II Directors serve for a period expiring at the second Annual Meeting of Stockholders and Class III Directors serve for a period expiring at the third Annual Meeting of Stockholders.


2. Ratification of the appointment of BDO Seidman, LLP, as the Company's independent Certified Public Accountants.

                                 For        Withheld    Against

                             10,208,826        --          --


3. Ratification of an amendment to our Certificate of Incorporation increasing the total number of authorized shares of common stock from thirty million to fifty million shares of common stock.

                                 For        Withheld    Against

                             10,208,826        --          --

ITEM 5   OTHER INFORMATION


On May 12, 2000, the Company's common stock began trading on the American Stock Exchange.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CyberSentry, Inc.
(Registrant)


Date: May 15, 2000                  \s\ Frank Kristan
------------------                  -----------------
                                    Frank Kristan
                                    Chairman of the Board, Chief
                                    Executive Officer and President


Date: May 15, 2000                  \s\ James DeVore
------------------                  ----------------
                                    James DeVore
                                    Treasurer and Chief Financial
                                    Officer