Form 10-Q/A
period 2000-03-31
CYBERSENTRY INC
filed 2000-05-15
CIK 1080933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                CyberSentry, Inc.
                                      Index

                                                                        Page No.
                                                                        --------
CyberSentry, Inc.:

  Condensed Balance Sheets at March 31, 2000 (unaudited)
    and December 31, 1999                                                   3
  Condensed Statements of Operations for the three months
    ended March 31, 2000 (unaudited) and 1999 (unaudited)
    and for the period from January 1, 1999 through
    March 24, 1999 (predecessor)                                            4
  Condensed Statement of Stockholders' Equity for the
    three months ended March 31, 2000 (unaudited)                           5
  Condensed Statements of Cash Flows for the three months
    ended March 31, 2000 (unaudited) and 1999 (unaudited)
    and for the period from January 1, 1999 through
    March 24, 1999 (predecessor)                                            6
  Notes to Condensed Financial Statements                                   7
  Management's Discussion & Analysis                                       14
  Item 4.  Submission of Matters to a Vote of Security
    Holders                                                                21
  Item 5.  Other Information                                               22
  Signatures                                                               23

                                                               CyberSentry, Inc.

                                                        Condensed Balance Sheets


====================================================================================================================================
                                                                                                      March 31,       December 31,
                                                                                                           2000               1999
                                                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current
  Cash                                                                                            $     21,831         $     89,477
  Accounts receivable, less $79,645 and $68,463 allowance for doubtful accounts
    in 2000 and 1999, respectively                                                                     102,413              173,846
  Prepaid expenses and other assets                                                                     41,144               54,798
  Other receivables                                                                                      4,887                1,721
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   170,275              319,842
Investment in limited partnership (Note 3)                                                          40,500,000
Excess of cost over fair value of net assets acquired, net of $1,150,757 and
  $868,102 of accumulated amortization in 2000 and 1999, respectively                                9,756,829           10,039,484
ATM Technology License, net of $678,571 and $571,428 of accumulated
  amortization in 2000 and 1999, respectively                                                        2,321,429            2,428,572
CyberSentry Software License, net of $642,857 and $535,714 of accumulated
  amortization in 2000 and 1999, respectively                                                        2,357,143            2,464,286
Equipment and leasehold improvements, net                                                              605,552              723,644
Capitalized software development costs, net of $4,361 of accumulated                                    85,506               52,333
Other assets                                                                                            19,698               19,698
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 55,816,432         $ 16,047,859
====================================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                                $    608,432         $    569,562
  Accrued expenses and other current liabilities                                                       659,193              650,503
  Current maturities of capital lease obligations                                                      176,364              260,037
  Due to stockholder (Note 7)                                                                        2,195,195            1,920,078
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            3,639,184            3,400,180
Obligations under capital leases, less current maturities                                            1,012,689            1,000,284
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    4,651,873            4,400,464
------------------------------------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock, $.001 par value, 283,009 and 534,656
  shares issued and outstanding in 2000 and 1999, respectively (Note 5)                                424,513              801,984

------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Note 5)
  Class A convertible redeemable participating preferred stock, $.001 par value,
    7,000,000 shares authorized, 3,422,230 shares in 2000 and 3,916,522 shares in 1999 issued and outstanding, aggregate liquidation value of $5,133,345
    and $5,874,783 in 2000 and 1999, respectively                                                        3,422                3,916
  Class B convertible redeemable participating preferred stock, $.001 par value,
    3,000,000 shares authorized, 2,000,000 shares in 2000 and 3,000,000 in 1999, issued and outstanding, aggregate liquidation value of $3,000,000 and
    $4,500,000, respectively                                                                             2,000                3,000
  Common stock, $.001 par value, 50,000,000 shares authorized, 21,674,704
    shares in 2000 and 13,878,765 shares in 1999, issued and outstanding                                21,675               13,879
  Additional paid-in capital                                                                        56,808,842           15,519,225
  Deficit                                                                                           (6,095,893)          (4,694,609)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          50,740,046           10,845,411
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 55,816,432         $ 16,047,859
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

                                                               CyberSentry, Inc.

                                    Condensed Statements of Stockholders' Equity
                                                                        (Note 3)

=====================================================================================================================
                                             Class A Preferred    Class B Preferred         Common        Additional
                                             -----------------   ------------------    -----------------    Paid-In
                                              Shares    Amount    Shares     Amount    Shares     Amount    Capital
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                   3,916,522   3,916   3,000,000   3,000   13,878,765   13,879   15,519,225

Conversion of 745,939 shares of
Class A preferred stock for 745,939
shares of common stock in March 2000          (745,939)   (746)          -       -      745,939      746            -

Conversion of 1,000,000 shares of
Class B preferred stock for 1,000,000
shares of common stock in March 2000                 -       -  (1,000,000) (1,000)   1,000,000    1,000            -

Issuance of 6,000,000 shares of
common stock in March 2000 for an
investment in a limited partnership                  -       -           -       -    6,000,000    6,000   40,494,000

Issuance of stock options for
30,000 shares of common stock in
January, February and March 2000                     -       -           -       -            -        -       70,948

Issuance of 40,000 shares of common
stock for partial extinguishment of
the line of credit in March 2000                     -       -           -       -       40,000       40      279,960

Conversion of mezzanine debt to
equity                                         251,647     252           -       -            -        -      377,219

Issuance of 10,000 shares of common
stock to a director in March 2000                    -       -           -       -       10,000       10       67,490

Net loss                                             -       -           -       -            -        -            -

---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000 (unaudited)        3,422,230  $3,422   2,000,000   2,000   21,674,704  $21,675  $56,808,842
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
                                                                   (Unaudited)                (Unaudited)                    1999(b)
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                        $ (1,401,284)                  (355,069)                  (375,620)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                      620,423                    243,279                    102,403
   Common stock/stock options granted for services                    138,448                          -                          -
   Bad debts                                                           74,812                          -                          -
   Recovery of bad debts                                                    -                          -                    (18,576)
   Inventory write down                                                     -                          -                     26,157
   Changes in operating assets and liabilities, net of
    effects of acquisition and noncash transactions:
       Accounts receivable                                              6,485                    (12,699)                    (7,624)
       Prepaid expenses and other assets                               13,654                     14,896                     24,299
       Other receivables                                               (3,166)                    50,000                     (2,259)
       Other assets                                                    (9,865)                         -                          -
       Accounts payable                                                38,870                 (1,980,395)                       110
       Accrued expenses and other current liabilities                   8,690                  1,571,815                    166,135
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                (512,933)                  (468,173)                   (84,975)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of equipment                                               (1,028)                         -                          -
   Capitalized software costs                                         (37,534)                         -                          -
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (38,562)                         -                          -
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Proceeds from issuance of common stock                                   -                    500,000                          -
   Repayments of obligations under capital lease                      (71,268)                         -
   Increase in due to stockholder                                     555,117                          -                          -
   Cash overdraft                                                           -                     56,578                     75,393
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             483,849                    556,578                     75,393
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (67,646)                    88,405                     (9,582)
Cash and cash equivalents at beginning of period                       89,477                          -                     33,970
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $     21,831                     88,405                 $   24,388
====================================================================================================================================

Supplemental Disclosures:
   Fair value of assets acquired in acquisition of TSC           $          -               $  1,420,962                 $        -
   Liabilities assumed in acquisition of TSC                     $          -               $  9,828,548                 $        -
   Common stock and Class B preferred stock issued in
     purchase of TSC                                             $          -               $  2,500,000                 $        -
   Class A preferred stock and common stock issued in
     connection with TSC's plan of reorganization                $          -               $  6,133,549                 $        -
   Common stock issued in exchange for limited
     partnership interests in Fianna Partners, LP                $ 40,500,000               $          -                 $        -
   Issuance of common stock for partial extinguishment of
     outstanding line of credit                                  $    280,000               $          -                 $        -
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

                          INVESTMENTS IN OTHER ENTITIES

                          Investments in corporate entities with less than a 20% voting interest are generally accounted for under the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20% to 50%, or in which it otherwise has the ability to exercise significant influence, and for less than 50.1% ownership interests in partnerships. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the extent of the Company's investment in, advances to and financial guarantees for the investee.

                          The accompanying condensed financial statements are unaudited; however, in the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of CyberSentry and predecessor and the results of its operations and its cash flows for the stated periods that have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999. The December 31, 1999 condensed balance sheet was derived from the audited financial statements as of that date.

2.  Acquisition           Effective March 24, 1999, CyberSentry purchased all of
                          the outstanding common stock of TSC pursuant to the bankruptcy court's confirmation of TSC's plan of reorganization (the "Plan") that was confirmed on March 4, 1999 and effective on March 24, 1999, the date CyberSentry acquired TSC. CyberSentry is the surviving corporation in the purchase, and the separate existence of TSC ceased. CyberSentry purchased all of the outstanding shares of TSC for common and preferred stock valued at $2,500,000. The value of the common and preferred has been established based on the Company's purchase of the CyberSentry
                          Technology, and the value ascribed to the Class B shares pursuant to the Plan. The transaction was accounted for as a purchase and the excess of the purchase price ($2,500,000) over the fair market value of the assets acquired ($1,420,962) and liabilities assumed ($9,828,548), of $10,907,586 was recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight line basis over 10 years.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                          As defined in the Plan, CyberSentry Class A Preferred Shares were issued to the Class Five Creditors in accordance with the terms of the Plan. Additional common stock of CyberSentry was issued to the Class Five Creditors pursuant to the Rights Offering provided for in the Plan. Each share of CyberSentry common stock that was issued and outstanding immediately prior to the effective purchase date continued to be issued and outstanding. All issued and outstanding TSC common stock was converted into 1,000,000 common shares and 1,000,000 Class B Convertible Redeemable Preferred Stock of CybeSentry. The shares were issued to existing TSC shareholders on a pro rata basis in accordance with the Plan.

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

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

3.  Investment in         On March 6, 2000, the Company issued Fianna Partners,
    Limited               LP (Fianna"), six million shares of its common stock
    Partnership           at a market value of $6.75 per share for 420 of
                          Fianna's limited partnership interests. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services in the insurance industry. Fianna was formed on February 3, 2000 and there have been no transactions in the partnership other than CyberSentry's investment of 6 million shares of common stock. A director of the Company is also the President of the general partner of Fianna.

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

                          (d) The Company issued options to a non-employee to
                              purchase 30,000 shares of common stock with an exercise price of $2.50 per share in exchange for financing consulting services. The options were valued at $70,948 using the Black Scholes Model.

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                          (e) The Company issued 40,000 shares of common stock
                              at a conversion price of $7 per share in exchange for the extinguishment of $280,000 of principal and interest relating to the line of credit.

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

                          Financial information for the Company's business segments as of and for the three months ended March 31, 2000 and 1999 are as follows:

                                                               CyberSentry, Inc.


                                         Notes to Condensed Financial Statements
                                                                     (Unaudited)
================================================================================

                                              For the three        For the three
                                               months ended         months ended
                                                  March 31,            March 31,
                                                       2000                 1999
                                                (unaudited)          (unaudited)
                                              -------------        -------------
Revenues

Telecommunications                            $     557,576        $      72,461
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total revenues                                $     557,576        $      72,461
                                              =============        =============
Net loss

Telecommunications                            $   1,182,637        $     140,783
Secured software                                    111,504              107,143
Product technology                                  107,143              107,143
                                              -------------        -------------
Total net loss                                $   1,401,284        $     355,069
                                              =============        =============
Depreciation and amortization

Telecommunications                            $     401,776        $      28,993
Secured software                                    111,504              107,143
Product technology                                  107,143              107,143
                                              -------------        -------------
Total depreciation and amortization           $     620,423        $     243,279
                                              =============        =============
Interest expense, net

Telecommunications                            $      75,230        $       2,470
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total interest expense, net                   $      75,230        $       2,470
                                              =============        =============
Total assets
                                                                    December 31,
                                                                            1999
                                                                   -------------

Telecommunications                            $  51,052,354        $  12,231,315
Secured software                                  2,442,649            2,785,714
Product technology                                2,321,429            2,750,000
                                              -------------        -------------
Total assets                                  $  55,816,432        $  17,767,029
                                              =============        =============
Capital expenditures

Telecommunications                            $       1,028        $           -
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total capital expenditures                    $       1,028        $           -
                                              =============        =============


7.  Subsequent            On May 12, 2000, the Company's stock began trading on
    Event                 the American Stock Exchange. Upon the Company's
                          listing on the American Stock Exchange, Patriot
                          Advisors, Inc. ("Patriot") agreed to extend the due date of the line of credit until December 31, 2001.
                          Additionally, upon the listing Patriot also agreed to convert the then outstanding balance on the line of credit to common stock based on the closing market price of the Company's common stock on May 12, 2000, sufficient enough to provide the Company with availability on the $3,000,000 line of credit of at least two million dollars.

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

Depreciation and Amortization

Depreciation and amortization amounted to $620,423 and $102,403 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999, respectively. The amount of depreciation and amortization expense in 2000 was significantly impacted by the intangibles acquired through the acquisition of TSC and the Company's purchase of the CyberSentry and ATM technology in the later part of 1998. For the three months ended March 31, 2000, the amortization expense relating to the acquired intangibles amounted to $282,656, and the amortization of the CyberSentry and ATM technology amounted to $214,286.

Other Expenses, Net

Other expense, net amounted to $75,068 and $56,277 for the three months ended March 31, 2000 and for the period from January 1, 1999 through March 24, 1999, respectively, and consists primarily of interest expense. Interest expense is consistent between the two periods.

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

Operating

Net cash used in operating activities for the Company amounted to $512,933 for the three months ended March 31, 2000. This was primarily attributable to the net loss of $1,401,284, offset by decreases in accounts receivable and prepaid expenses and other assets of $20,139 and increases in accrued expenses and other current liabilities of $47,560, and adjustments for depreciation and amortization, common stock/stock options granted for services and bad debts totaling $833,683.

Net cash used in operating activities amounted to $468,173 for the three months ended March 31, 1999. This was primarily attributable to the net loss of $355,069 and the decrease in accounts payable of $1,980,395, offset by decreases in prepaid expenses and other assets and other receivables of $64,896, a decrease in accrued expenses and other current liabilities of $1,571,815, and an adjustment for common stock/stock options granted for services of $243,279.

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