Form 10-Q
period 2000-06-30
CYBERSENTRY INC
filed 2000-08-22
CIK 1080933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                               Yes [X]    No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at June 30, 2000
-----------------------------                      -----------------------------
Common Stock, $.001 par value                            21,932,928 shares

                                                               CyberSentry, Inc.

                                                         Condensed Balance Sheet


                                                                                                        June 30,     December 31,
                                                                                                            2000             1999
                                                                                                     (Unaudited)
====================================================================================================================================
Assets
Current
      Cash                                                                                                $9,987          $89,477
      Accounts receivable, less $82,047 and $68,463 allowance for doubtful accounts in 2000
            and 1999, respectively                                                                       117,467          173,846
      Prepaid expenses and other assets                                                                    5,115           54,798
      Other receivables                                                                                   52,920            1,721
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     185,489          319,842
Investment in limited partnership                                                                      5,625,000
Excess of cost over fair value of net assets acquired, net of $1,433,413 and $868,101 of
      accumulated amortization in 2000 and 1999 respectively                                           9,474,173       10,039,484
ATM Technology License, net of $785,714 and $571,428 of accumulated amortization in
      2000 and 1999, respectively                                                                      2,214,286        2,428,572
CyberSentry Software License, net of $761,850 and $535,714 of accumulated amortization
      in 2000 and 1999 respectively                                                                    2,253,128        2,464,286
Equipment and leasehold improvements, net                                                                486,432          723,644
Capitalized software development costs, net of $11,850 accumulated amortization in 2000                  104,392
Other assets                                                                                              19,698           19,698
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                         $20,362,597      $16,047,859
====================================================================================================================================
Liabilities and Stockholder's Equity
Current Liabilities
      Accounts payable                                                                                  $570,845         $569,562
      Accrued expenses and other current liabilities                                                     740,697          650,503
      Current maturities of capital lease obligations                                                    316,532          260,037
      Due to stockholder (Note 5)                                                                      1,140,385        1,920,078
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              2,568,459        3,400,180
Obligations under capital leases, less current maturities                                                890,665        1,000,284
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                      3,459,124        4,400,464
------------------------------------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock, $.001 par value, 283,009 and 534,656 shares
      issued and outstanding in 2000 and 1999, respectively (Note 5)                                     424,514          801,984
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)
------------------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity (Note 5)
      Class A convertible redeemable participating preferred stock, $.001 par value, 7,000,000 shares authorized, 3,422,230 shares in 2000 and
            3,916,522 shares in 1999 issued and outstanding, aggregate liquidation value of $5,133,345 and
            $5,874,783 in 2000 and 1999, respectively                                                      3,422            3,916
      Class B convertible, redeemable, participating preferred stock, $.001 par value,
            3,000,000 shares authorized, 2,000,000 shares in 2000 and
            3,000,000 shares in 1999, issued and outstanding, aggregate liquidation value of $3,000,000 and
            $4,500,000, respectively                                                                       2,000            3,000
      Common stock, $.001 par value, 50,000,000 shares authorized, 21,932,928 shares
            In 2000 and 13,878,765 shares in 1999, issued and outstanding, respectively                   21,933           13,879
      Additional paid-in capital                                                                      23,224,732       15,519,225
      Accumulated deficit                                                                             (6,973,130)      (4,694,609)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                            16,278,957       10,845,411
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $20,362,597      $16,047,859
====================================================================================================================================

                                                                CyberSentry, Inc

                                              Condensed Statements of Operations


                                                                     For the six      For the six
                                                                    months ended      months ended
                                                                        June 30,          June 30,
                                                                            2000              1999
=====================================================================================================
Net sales                                                              1,124,167         1,093,396
-----------------------------------------------------------------------------------------------------

Operating Expenses
      Telecommunications costs (excluding depreciation
            and amortization, shown separately below                     841,494           919,826
      Selling, general and administrative expenses                     1,155,262           440,386
      Depreciation and amortization                                    1,240,846           848,393
-----------------------------------------------------------------------------------------------------

Total operating expenses                                               3,237,602         2,208,605
-----------------------------------------------------------------------------------------------------

Other (Income) Expense:
      Interest expense                                                   161,692            38,710
      Other income                                                          (625)                0
-----------------------------------------------------------------------------------------------------

Total other expense, net                                                 161,067            38,710
-----------------------------------------------------------------------------------------------------

Net loss                                                              (2,274,502)       (1,153,919)
=====================================================================================================

Net loss per share
      Basic                                                                 (.10)             (.09)
      Diluted                                                               (.10)             (.09)

Weighted average number of outstanding shares
      Basic                                                           21,932,928        13,108,288
      Diluted                                                         21,932,928        13,108,288

                                                               CyberSentry, Inc.

                                              Condensed Statements of Cash Flows


                                                                                                 For the six           For the six
                                                                                                months ended          months ended
                                                                                                    June 30,              June 30,
                                                                                                        2000                  1999
                                                                                                 (Unaudited)           (Unaudited)
====================================================================================================================================
Operating activities:
      Net loss                                                                                     (2,278,521)      (1,153,919)
      Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                                           1,240,846          848,393
            Common stock/stock options granted for services                                           138,438           15,023
            Bad debts                                                                                  77,154           10,491
            Recovery of bad debts                                                                          84                -
            Inventory write down                                                                            -                -
            Changes in operating assets and liabilities, net of
               effects of acquisition and non-cash transactions:
                  Accounts receivable                                                                  56,379          (19,325)
                  Prepaid expenses and other assets                                                     1,878         (140,305)
                  Other receivables                                                                    (3,394)          52,932
                  Other assets                                                                              -                -
                  Accounts payable                                                                      1,283          (61,407)
                  Accrued expenses and other current liabilities                                       90,195            3,623
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                                (675,658)        (444,494)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
      Purchase of property and equipment                                                               (1,028)               -
      Capitalized software costs                                                                      (63,909)               -
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                                 (64,937)               -
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
      Proceeds from issuance of common stock                                                                 -          500,000
      Repayments of obligations under capital lease                                                    (53,124)               -
      Increase in due to stockholder                                                                   714,229          111,319
      Net payments on line of credit                                                                         -           47,000
      Payments on bank note payable                                                                          -         (211,618)
      Cash overdraft                                                                                         -                -
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                              661,105          446,701
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                                   (79,490)           2,207
Cash and cash equivalents at beginning of period                                                        89,477                -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                               9,987            2,207
====================================================================================================================================

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

3.  Investment in         On March 6, 2000, the Company issued Fianna Partners,
    Limited               LP (Fianna"), six million shares of its common stock
    Partnerships          at a market value of $6.75 per share for 420 of
                          Fianna's limited partnership interests. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services in the insurance industry. The limited partnership was formed on February 3, 2000 and there have been no transactions in the partnership other than CyberSentry's investment of 6 million shares of common stock. A director of the Company is also the President of the general partner of Fianna.

4.  Commitments and       On March 6, 2000, the Company issued Fianna Partners,
    Contingencies         LP (Fianna"), six million shares of its common stock
                          at a market value of $6.75 per share for 420 of Fianna's limited partnership interests. The Company and Fianna plan to enter into a joint venture for additional E-Commerce services in the insurance industry. The limited partnership was formed on February 3, 2000 and there have been no transactions in the partnership other than CyberSentry's investment of 6 million shares of common stock. A director of the Company is also the President of the general partner of Fianna.

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

                          Financial information for the Company's business segments as of and for the six months ended June 30, 2000 and 1999 are as follows

                                                For the six          For the six
                                               months ended         months ended
                                                    June 30,             June 30,
                                                       2000                 1999
                                                (unaudited)          (unaudited)
                                              -------------        -------------
Revenues

Telecommunications                            $   1,124,167        $   1,093,396
Secured software                                         --                   --
Product technology                                       --                   --
                                              -------------        -------------
Total revenues                                $   1,124,167        $   1,093,396
                                              =============        =============
Net loss

Telecommunications                            $   1,841,227        $           0
Secured software                                    223,008                    0
Product technology                                  214,286                    0
                                              -------------        -------------
Total net loss                                $   2,278,521        $   1,153,919
                                              =============        =============
Depreciation and amortization

Telecommunications                            $     803,552        $           0
Secured software                                    223,008                    0
Product technology                                  214,286                    0
                                              -------------        -------------
Total depreciation and amortization           $   1,240,846        $     848,393
                                              =============        =============
Interest expense, net

Telecommunications                            $      75,230        $      38,710
Secured software                                         --                    -
Product technology                                       --                    -
                                              -------------        -------------
Total interest expense, net                   $      75,230        $      38,710
                                              =============        =============
Total assets

Telecommunications                            $  15,790,791        $  12,692,712
Secured software                                  2,357,520            2,678,571
Product technology                                2,214,286            2,642,857
                                              -------------        -------------
Total assets                                  $  20,362,597        $  17,947,371
                                              =============        =============
Capital expenditures

Telecommunications                            $       1,028        $          --
Secured software                                         --                   --
Product technology                                       --                   --
                                              -------------        -------------
Total capital expenditures                    $       1,028        $          --
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below represents the Company's operations and liquidity for the three month period ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1999

Net Sales

Net sales amounted to $1,124,167 and $1,093,396 for the six months ended June 30, 2000 and June 30, 1999 respectively. The Company did not generate any revenues from its secured software and product technology segments in 2000 and 1999. The net sales for the periods resulted from the Company's telecommunications segment. Net sales increased by $30,771 or 3%. The decrease was primarily due to a increase of $41,000 in wholesale carrier-to-carrier long distance revenue. The Company plans to increase sales by growing its sales and support organizations while also refining its billing and collection practices. Programs such as direct marketed, post paid travel cards and residential local and long distance sold or administered directly by the Company will continue. At present, these programs account for all of the sales of the Company.

Telecommunications Costs

Telecommunications costs amounted to $841,494 and $919,825 for the six months ended June 30, 2000 and June 30, 1999, respectively. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs decreased as a result of reduced costs of acquiring network capacity. As a percentage of net sales, these amounts represented 75% and 84% for 2000 and 1999, respectively.

Selling, General and Administration

Selling, general and administrative expenses increased $714,876, or 162% from $440,386 for the six months ended June 30, 1999 to $1,155,262 for the six months ended June 30, 2000. The overall dollar increase was primarily due to an increase in legal and professional services of approximately $357,000, an increase in salaries and related costs of approximately $145,000, an increase in travel of approximately $36,000, an increase in bad debt expense of approximately $67,000, and an increase in insurance expense of approximately $59,000. As a percentage of net sales, these amounts represented 103% for 2000 and 40% for 1999.

Depreciation and Amortization

Depreciation and amortization amounted to $1,240,846 and $849,393 for the six months ended June 30, 2000 and for the six months ended June 30, 1999, respectively. For the six months ended June 30, 2000, the amortization expense relating to the acquired intangibles amounted to $565,312, and the amortization of the CyberSentry and ATM technology amounted to $437,294.

Other Expenses, Net

Other expense, net amounted to $161,067 and $38,710 for the six months ended June 30, 2000 and for the six months ended June 30, 2000, respectively, and consists primarily of interest expense. Interest expense is consistent between the two periods.

Net Loss

As a result of the factors described above, the Company incurred a net loss of $(2,274,502) and $(1,153,919) for the six months ended June 30, 2000 and for the six months ended June 30, 1999, respectively.

Selling, General and Administration

Selling, general and administrative expenses decreased $23,673, or 7% from $358,189 for the three months ended June 30, 1999 to $334,516 for the three months ended June 30, 2000. The overall dollar decrease was primarily due to an decrease in salaries and related costs of approximately $75,563, an increase in consulting fees of $161,448, an increase in bad debt expense of $74,666, an increase in legal and professional fees of $56,431 and an increase in insurance expense of $50,320. As a percentage of net sales, these amounts represented 47% for 1999 and 147% for 2000. The increase as a percentage of net sales was attributable to the decrease in net sales, and the Company's inability to maintain an efficient cost structure in 2000.

Depreciation and Amortization

Depreciation and amortization amounted to $620,423 and $605,114 for the three months ended June 30, 2000 and for the three months ended June 30, 1999, respectively. For the three months ended June 30, 2000, the amortization expense relating to the acquired intangibles amounted to $282,656, and the amortization of the CyberSentry and ATM technology amounted to $214,286.

Other Expenses, Net

Other expense, net amounted to $86,000 and $36,240 for the three months ended June 30, 2000 and for the three months ended June 30, 2000, respectively, and consists primarily of interest expense. Interest expense is consistent between the two periods.

Net Loss

As a result of the factors described above, the Company incurred a net loss of $(872,963) and $(798,850) for the three months ended June 30, 2000 and for the three months ended June 30, 1999, respectively.

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


Operating

Net cash used in operating activities for the Company amounted to $675,658 for the six months ended June 30, 2000. This was primarily attributable to the net loss of $2,278,521, offset by a decrease in accounts receivable of $56,379, an increase in accrued expenses and other current liabilities of $90,195, and adjustments for depreciation and amortization, common stock/stock options granted for services and bad debts totaling $1,456.525.

Net cash used in operating activities amounted to $444,494 for the six months ended June 30, 1999. This was primarily attributable to the net loss of $1,153,919 and the increase in accounts payable of $61,407, offset by decreases in prepaid expenses of $140,305 and an decrease in receivables of $52,932, and adjustments for depreciation and amortization, common stock/stock options granted for services and bad debts totaling $873,907.


Investing

Net cash used by investing activities amounted to $64,937 for the six months ended June 30, 2000. This was primarily attributable to capitalized software costs of $63,909 relating to the Company's CyberSentry Software.


Financing

Net cash provided by financing activities for the Company amounted to $661,105 for the six months ended June 30, 2000. This was attributable to increased borrowings under the line of credit of $714,229, offset by payments on the capital lease of $53,124.

Net cash provided by financing activities for the Company amounted to $446,701 for the six months ended June 30, 1999. This was attributable primarily to financing received from the sale of common stock of $500,000.


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


ITEM 5   OTHER INFORMATION

On May 12, 2000, the Company's common stock began trading on the American Stock Exchange.

The company has signed a licensing agreement for its software with CyberSoft, Inc. for 500,000 shares of Cybersoft Preferred Stock valued at $1.00 per share. CyberSoft, Inc. has a former director as an officer and has shareholders that are affiliated with both companies. The company also received a 4.9% interest in NetLabs.com, Inc. pursuant to a software licensing agreement valued at $500,000. NetLabs.com, Inc. does not have any affiliated officers, directors or shareholders. The company has elected to accrue the $1,000,000 in revenue for software sales this quarter until the company has either realized cash from the sale of their interests or it is included in an audited statement for the year ended December 31, 2000. If the company was to realize the revenue this quarter on an unaudited basis, it would have a material impact on its financial statements. It would have a reported 200% increase in sales and a profitability of approximately $120,000. The company has previously disclosed that it intended to realize software sales by the end of the first quarter of 2001.

The company has executed a telecommunications service agreement with a Tampa-based long distance company to provide wholesale long distance termination services. The agreement is expected to provide a minimum of at lest $3,000,000 dollars in revenue to the company in the next twelve months.

The company on June 22, 2000, completed a Final Settlement Agreement with Mattel, Inc. whereby the company received an additional $3,000,000 in consideration due to the fact that Templar Corporation had paid Mattel, Inc. an additional $3,000,000 in cash subsequent to assigning all its right, title and interest to the company. The cash cost basis of the 3,000,000 common shares to the company and The Templar Corporation is $2.00 per share. The Mattel Settlement Agreement included a final assignment of all right, title and interest to CyberSentry, including an interest in the patent-pending technology. The company also received an OEM license from Mattel, Inc. for its CyberPatrol products. The license has been subsequently assigned by mattel, Inc. to JSB Technology pursuant to the sale of CyberPatrol. Mattel has subsequently announced that the CyberPatrol division was sold in July 2000 to JSB Technologies for $100,000,000.

The company was informed that Fianna Partners had not completed an acquisition of an insurance company by June 30, 2000. The partnership will continue to look for insurance-related opportunities in the near future and continues to hold the 6,000,000 shares of CyberSentry common stock. The company has elected to account for the value of their interest in the partnership at the closing price of the company's stock on June 30, 2000. The company will continue to mark the investment to market until such time as the partnership has diversified its portolio, made a distribution or decided to terminate the partnership.

The company made an offer for LibertyOne, an Australian company, in May 2000. The disclosure of this offer was required by Australian Corporations Law. The offer was subject to the acceptance of the offer by the board of LibertyOne Limited. The offer for Liberty One Limited was withdrawn due to the fact that the board of LibertyOne limited had not accepted the offer. The company also confirmed that the share split and subsequent shareholders meeting would not proceed, as they were also conditions of the offer being accepted.

The company announced a dividend of shares of First Australian Resources Ltd. The shares required a registration statement before being distributed. The company has been unable to obtain the necessary information for the registration statement and the costs of the registration and option letters would have exceeded the value of the distribution. Consequently, the company has determined that it is in the company's best interest that the shares be sold and the net proceeds be used for working capital.

The company's present total market capitalization of less than $15,000,000, its trading market capitalization of less than $5,000,000 and its bid price of less than $1 for the last thirty days do not meet the listing requirements of the AMEX.

The company has accepted the resignation of three of its directors, Gilbert Raker, Edward Dowling and Francis Conklin, from the board of CyberSentry, Inc. The company is in the process of appointing new directors. There can be no assurance tht the company will be able to obtain the necessary outside directors to maintain its AMEX listing qualifications.

The company has previously disclosed the risk factors associated with its ability to obtain working capital from its lines of credit, private placements, option holders and other sources of capital. There can be no assurance that the company will be successful in its continuing efforts to obtain additional capital to operate, develop and expand its business.

The company has been notified that Patriot Advisors, Inc. and The Templar Corporation had completed transfers of its shares that it had received pursuant to an exemption from the registration requirements of Section 1145 of the United States Bankruptcy Code. These transfers were made pursuant to settlement agreements and for services prior to its listing on AMEX.

The company is in ongoing discussions with Siemens concerning a restructuring of the lease. This may include a refinance of the lease or a return of the equipment with a final settlement offer. The company intends to minimize its fixed costs in an effort to improve its profitability.

The company has disclosed its agreement with Gerald Resnick. It is presently operating under the agreement and a subsequent amendment to the agreement. The company has had a number of conversations, meetings and proposals with respect to Mr. Resnick revising his agreement. These discussions and meetings have not produced a revised signed agreement.

The company has received signed conversion agreements for 4,453,742 Series A preferred shares and 3,000,000 Series B preferred shares. This represents 97% of the Series A preferred shares and 100% of the Series B preferred shares. This represents 7,453,742 additional shares of common stock that will be issued pursuant to a lock up agreement. The lock up agreement restricts the common shareholders to the sale of 20% of the common shares on the effective date of a company S-1 registration statement and 80% of the common shares 180 days from the effective date of the company S-1 registration statement.

The company is making its best efforts to file an S-1 registration statement. There can be no assurance that the company will be able to file an S-1 registration or that if the S-1 registration was filed that it would be declared effective by the Securities and Exchange Commission.

Patriot Advisors, Inc., as of May 15, 2000, made an additional capital contribution of $1,716,212 to the company. Patriot Advisors, Inc. has made a total of $2,426,091 in cash contributions to the company. Patriot Advisors, Inc. through its wholly owned subsidiary, The Templar Corporation, has previously contributed $6,000,000 in cash to the company for the purchase of the CyberSentry software, making the total cash contribution $8,426,091. The company, as of August 21, 2000, owes Patriot Advisors, Inc. a total of $616,909. Patriot Advisors, Inc. has advised the company that it is reviewing the eligibility of certain assets to maintain its availability under the line of credit. Patriot Advisors, Inc. is wholly owned by Frank Kristan, the Chairman and Chief Executive Officer of the company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CyberSentry, Inc.
(Registrant)


Date: August 21, 2000               \s\ Frank Kristan
------------------                  -----------------
                                    Frank Kristan
                                    Chairman of the Board, Chief
                                    Executive Officer and President


Date: August 21, 2000               \s\ James DeVore
------------------                  ----------------
                                    James DeVore Jr
                                    Treasurer and Chief Financial
                                    Officer