Form 10-Q
period 2000-09-30
CYBERSENTRY INC
filed 2000-11-22
CIK 1080933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                               Yes [X]    No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at September 30, 2000
-----------------------------                 ---------------------------------
Common Stock, $.001 par value                          21,932,928 shares

                                                                                                           CyberSentry, Inc.

                                                                                                     Condensed Balance Sheet

                                                                                                 September 30,   December 31,
                                                                                                         2000           1999
                                                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current
     Cash                                                                                              $17,560        $89,477
     Accounts receivable, less $83,490 and $68,463 allowance for doubtful accounts in 2000
         and 1999, respectively                                                                        119,554        173,846
     Prepaid expenses and other assets                                                                  53,202         54,798
     Other receivables                                                                                   5,444          1,721
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                   195,760        319,842
Investment in limited partnership                                                                      600,000
Excess of cost over fair value of net assets acquired, net of $1,716,069 and $868,101 of
     accumulated amortization in 2000 and 1999 respectively                                          9,191,517     10,039,484
ATM Technology License, net of $892,856 and $571,428 of accumulated amortization in
     2000 and 1999, respectively                                                                     2,107,143      2,428,572
CyberSentry Software License, net of $878,679 and $535,714 of accumulated amortization
     in 2000 and 1999 respectively                                                                   2,142,857      2,464,286
Equipment and leasehold improvements, net                                                              367,546        723,644
Capitalized software development costs, net of $21,537 accumulated amortization in 2000                 98,473
Other assets                                                                                            19,698         19,698
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $14,722,995    $16,047,859
=============================================================================================================================
Liabilities and Stockholder's Equity

Current Liabilities

     Accounts payable                                                                                 $665,632       $569,562
     Accrued expenses and other current liabilities                                                    793,943        650,503
     Current maturities of capital lease obligations                                                   254,958        260,037
     Due to stockholder (Note *)                                                                     1,182,495      1,920,078
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            2,897,028      3,400,180
Obligations under capital leases, less current maturities                                              952,239      1,000,284
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    3,849,267      4,400,464
-----------------------------------------------------------------------------------------------------------------------------
Redeemable convertible preferred stock, $.001 par value, 283,009 and 534,656 shares
     issued and outstanding in 2000 and 1999, respectively                                             424,514        801,984
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note *)
-----------------------------------------------------------------------------------------------------------------------------
Stockholder's Equity (Note *)
     Class A convertible redeemable participating preferred stock, $.001 par value, 7,000,000 shares authorized, 3,422,230 shares in 2000 and
         3,916,522 shares in 1999 issued and outstanding, aggregate liquidation
         value of $5,133,345 and $5,874,783 in 2000 and 1999, respectively                               3,422          3,916
     Class B convertible, redeemable, participating preferred stock, $.001 par value,
         3,000,000 shares authorized, 2,000,000 shares in 2000 and 3,000,000 shares in 1999, issued and outstanding, aggregate liquidation value of $3,000,000 and
         $4,500,000, respectively                                                                        2,000          3,000
     Common stock, $.001 par value, 50,000,000 shares authorized, 21,932,938 shares
         in 2000 and 13,878,765 shares in 1999, issued and outstanding, respectively                    21,933         13,879
     Additional paid-in capital                                                                     18,199,732     15,519,225
     Accumulated deficit                                                                            (7,777,874)    (4,694,609)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                          10,449,214     10,845,411
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   $14,722,995    $16,047,859
=============================================================================================================================

                                                                                                CyberSentry, Inc

                                                                              Condensed Statements of Operations

                                                     For the three    For the nine  For the three   For the nine
                                                      months ended    months ended   months ended   months ended
                                                     September 30,   September 30,  September 30,  September 30,
                                                              2000            2000           1999           1999
-----------------------------------------------------------------------------------------------------------------
Net sales                                                  767,429       1,891,596        497,132      1,590,528
-----------------------------------------------------------------------------------------------------------------

Operating Expenses
     Telecommunications costs (excluding depreciation
         and amortization, shown separately below          678,951       1,524,710        357,366      1,269,635
     Selling, general and administrative expenses          226,844       1,381,860        769,376      1,214,709
     Depreciation and amortization                         628,876       1,869,722        606,659      1,455,053
-----------------------------------------------------------------------------------------------------------------

Total operating expenses                                 1,534,671       4,776,292      1,733,401      3,939,397
-----------------------------------------------------------------------------------------------------------------

Other (Income) Expense:
     Interest expense                                       37,695         199,387        164,663        372,710
     Other income                                             (193)           (818)             0              0
-----------------------------------------------------------------------------------------------------------------

Total other expense, net                                    37,502         198,570        164,663        372,710

Net loss                                                  (804,744)     (3,083,266)    (1,400,932)    (2,721,579)
=================================================================================================================


Net loss per share
     Basic                                                       (.04)           (.14)          (.11)          (.21)
     Diluted                                                     (.04)           (.14)          (.11)          (.21)

Weighted average number of outstanding shares
     Basic                                              21,932,938      21,932,938     13,108,288     13,108,288
     Diluted                                            21,932,938      21,932,938     13,108,228     13,108,288

                                                                                               CyberSentry, Inc.

                                                                              Condensed Statements of Cash Flows

                                                                                   For the nine     For the nine
                                                                                   months ended     months ended
                                                                                  September 30,    September 30,
                                                                                           2000             1999
                                                                                    (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Operating activities:
     Net loss                                                                        (3,083,266)      (2,721,579)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                1,869,722        1,455,053
         Common stock/stock options granted for services                                138,438           34,397
         Bad debts                                                                       78,935           40,602
         Recovery of bad debts                                                               84                -
         Inventory write down                                                                 -                -
         Changes in operating assets and liabilities, net of
            effects of acquisition and non-cash transactions:
              Accounts receivable                                                        54,292          (89,842)
              Prepaid expenses and other assets                                           1,596          (98,248)
              Other receivables                                                          (3,723)          56,046
              Other assets                                                                    -           83,734
              Accounts payable                                                           96,070           17,841
              Accrued expenses and other current liabilities                            143,440         (126,436)
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                  (704,412)      (1,095,560)
-----------------------------------------------------------------------------------------------------------------

Investing Activities:
     Purchase of property and equipment                                                  (1,263)               -
     Capitalized software costs                                                         (67,676)               -

-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (68,939)               -
-----------------------------------------------------------------------------------------------------------------

Financing Activities:
     Proceeds from issuance of common stock                                                   -          500,000
     Repayments of obligations under capital lease                                      (53,124)        (125,567)
     Increase in due to stockholder                                                     754,558        1,246,520
     Net payments on line of credit                                                           -         (282,000)
     Payments on bank note payable                                                            -         (211,618)
     Cash overdraft                                                                           -                -

-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               701,434        1,127,335
-----------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                    (71,917)          31,775
Cash and cash equivalents at beginning of period                                         89,477                -
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               17,560           31,775
=================================================================================================================

Supplemental Disclosures:
     Class B preferred stock issued in exchange for ATM
        Technology License                                                                    -
     Common stock issued in exchange for Cybersentry software                                 -
     Common stock issued in purchase of TSC                                                   -       $1,000,000
     Class B preferred stock issued in purchase of TSC                                        -       $1,500,000
     Class A preferred stock issued in connection with TSC's
        plan of reorganization                                                                -       $5,874,784
     Common stock issued in connection with TSC's plan
        of reorganization                                                                     -         $258,765

                                                                                                   CyberSentry, Inc

                                                                       Statement of Changes In Stockholder's Equity

                                                      Class A Preferred                Class B Preferred
                                                      -----------------                -----------------
                                                   Shares           Amount          Shares           Amount
                                                   ------           ------          ------           ------

Balance at January 1, 2000                       3,916,522            3,916       3,000,000            3,000

Conversion of 745,939 shares of Class A
preferred stock for 745,939 shares of common
stock in March 2000                               (745,939)            (746)              -                -

Conversion of 1,000,000 shares of Class B
preferred stock for 1,000,000 shares of
common stock in March 2000                               -                -      (1,000,000)          (1,000)

Issuance of 6,000,000 shares of common stock
in March 2000 for an investment in a limited
partnership                                              -                -               -                -

Issuance of stock options for 30,000 shares
of common stock in January, February and
March 2000                                               -                -               -                -

Issuance of 40,000 shares of common stock for
partial extinguishment of the line of credit
in March 2000                                            -                -               -                -

Adjustment for mezzanine debt to equity
resulting from conversion of Class A
preferrred to common stock during quarter
ended March 2000.                                  251,647              252               -                -

Issuance of 10,000 shares of common stock to
a director in March 2000                                 -                -               -                -

Issuance of 258,224 shares of common stock
for partial extinguishment of the line of
credit in June 2000                                      -                -               -                -

Adjustment of value of shares issued to a
limited partnership to the closing market
price at June 30 2000                                    -                -               -                -

Adjustment of value of shares issued to a limited partnership to the closing market price at September 30, 2000

Net loss
                                                         -                -               -                -

                                              ----------------------------------------------------------------
Balance at September 30, 2000 (unaudited)        3,422,230           $3,422       2,000,000           $2,000
                                              ================================================================


                                                                 Common                             Accumulated
                                                                 ------                             -----------
                                                        Shares        Amount          Capital          Deficit          Total
                                                        ------        ------          -------          -------          -----

Balance at January 1, 2000                           13,878,765        13,879       15,519,225         (4,694,609)    10,845,411

Conversion of 745,939 shares of Class A
preferred stock for 745,939 shares of common
stock in March 2000                                     745,939           746                -                                 -

Conversion of 1,000,000 shares of Class B
preferred stock for 1,000,000 shares of
common stock in March 2000                            1,000,000         1,000                -                                 -

Issuance of 6,000,000 shares of common stock
in March 2000 for an investment in a limited
partnership                                           6,000,000         6,000       40,494,000                        40,500,000

Issuance of stock options for 30,000 shares
of common stock in January, February and
March 2000                                                    -             -           70,948                  -         70,948

Issuance of 40,000 shares of common stock for
partial extinguishment of the line of credit
in March 2000                                            40,000            40          279,960                  -        280,000

Adjustment for mezzanine debt to equity
resulting from conversion of Class A
preferrred to common stock during quarter
ended March 2000.                                             -             -          377,219                  -        377,471

Issuance of 10,000 shares of common stock to
a director in March 2000                                 10,000            10           67,490                  -         67,500

Issuance of 258,224 shares of common stock
for partial extinguishment of the line of
credit in June 2000                                     258,224           258        1,290,863                  -      1,291,121

Adjustment of value of shares issued to a
limited partnership to the closing market
price at June 30 2000                                         -             -      (34,875,000)                 -    (34,875,000)

Adjustment of value of shares issued to a
limited partnership to the closing market
price at September 30, 2000                                                         (5,025,000)                       (5,025,000)

Net loss                                                      -             -                -         (3,083,266)    (3,083,266)
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)            21,932,928       $21,933      $18,199,705        $(7,777,875)   $10,449,185
                                              ======================================================================================

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

                          (h) The Company revalued its investment of 6,000,000
                              shares in 420 of Fianna Partners, L.P., limited partnership interests to $.10 per share.

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

                          Financial information for the Company's business segments as of and for the three months ended September 30, 2000 and 1999 are as follows

                                               For the nine         For the nine
                                               months ended         months ended
                                               September 30,        September 30,
                                                       2000                 1999
                                                (unaudited)          (unaudited)
                                              -------------        -------------
Revenues
--------
Telecommunications                            $   1,891,596        $   1,590,528
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total revenues                                $   1,891,596        $   1,590,528
                                              =============        =============
Net loss
--------
Telecommunications                            $   2,418,873        $  (1,984,971)
Secured software                                    342,965             (415,179)
Product technology                                  321,428             (321,429)
                                              -------------        -------------
Total net loss                                $   3,083,266        $  (2,721,579)
                                              =============        =============
Depreciation and amortization
-----------------------------
Telecommunications                            $   1,205,329        $     812,195
Secured software                                    342,965              321,429
Product technology                                  321,428              321,429
                                              -------------        -------------
Total depreciation and amortization           $   1,869,722        $   1,455,053
                                              =============        =============
Interest expense, net
---------------------
Telecommunications                            $     199,387       $      372,710
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total interest expense, net                   $     199,387       $      372,710
                                              =============        =============
Total assets
------------
Telecommunications                            $  10,374,522        $  11,941,841
Secured software                                  2,241,330            2,665,179
Product technology                                2,107,143            2,535,714
                                              -------------        -------------
Total assets                                  $  14,772,995        $  17,142,734
                                              =============        =============
Capital expenditures
--------------------
Telecommunications                            $       1,028        $           -
Secured software                                          -                    -
Product technology                                        -                    -
                                              -------------        -------------
Total capital expenditures                    $       1,028        $           -
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

                          Subsequently, the Board decided, with agreement by all parties, that the license and maintenance agreement would be cancelled.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below represents the Company's operations and liquidity for the three month period ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

Net Sales

Net sales amounted to $767,429 and $1,891,596 for the three and nine months ended September 30, 2000, respectively. The Company did not generate any revenues from its secured software and product technology segments for the nine months. The net sales for the nine months resulted from the Company's telecommunications segment. Net sales increased by $301,068 or 19% from the nine months ended September 30, 1999 due to revenues generated from a contract with a major LD carrier. The Company plans to increase sales by growing its sales and support organizations while also refining its billing and collection practices. Programs such as direct marketed, post paid travel cards and residential local and long distance sold or administered directly by the Company will continue. At present, these programs account for all of the sales of the Company.

Telecommunications Costs

Telecommunications costs amounted to $678,951 and $1,524,710 for the three and nine months ended September 30, 2000, respectively. The costs exclusively relate to the Company's telecommunications segment. Telecommunications costs increased along with the increase in revenue by $255,075, or 20% from the nine months ended September 30, 1999. Telecommunications costs as a percent of revenue remained flat at 20%. The increase in telecommunications costs is consistent with the increase in net sales.

Selling, General and Administration

Selling, general and administrative expenses were $226,844 and $1,381,860 for the three and nine months ended September 30, 2000, respectively. Selling, general and administrative expenses decreased $167,151, or 14% from the nine months ended September 30, 1999. This decrease was primarily due to a program of downsizing in personnel and general overhead related to the telecommunications segment. As a percentage of net sales, these amounts represented 30% and 73% for the three and nine months ended September 30, 2000, respectively.

Depreciation and Amortization

Depreciation and amortization amounted to $628,876 and $1,869,722 for the three and nine months ended September 30, 2000, respectively. Depreciation and amortization expenses increased by $414,669 or 28% from the nine months ended September 30, 1999. Depreciation of property, plant and equipment was $357,361 for the nine months ended September 30, 2000. Amortization expense on Goodwill, CyberSentry and ATM technology amounted to $847,968, $342,965 and $321,428 respectively.

Other Expenses, Net

Other expense, net amounted to $37,502 and $198,570 for the three and nine months ended September 30, 2000, respectively and consists primarily of interest expense on capital leases.

Net Loss

As a result of the factors described above, the Company incurred a net loss of $(804,744) and $(3,083,266) for the three and nine months ended September 30, 2000, respectively.

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

Operating

Net cash used in operating activities for the Company amounted to $704,412 for the nine months ended September 30, 2000. This was primarily attributable to the net loss of $3,083,266, offset by a decrease in accounts receivable of $54,292, an increase in accounts payable of $96,070, an increase in accrued expenses and other current liabilities of $143,440, and adjustments for depreciation and amortization, common stock/stock options granted for services and bad debts totaling $2,016,055.

Investing

Net cash used by investing activities amounted to $68,939 for the nine months ended September 30, 2000. This was primarily attributable to capitalized software costs of $67,676 relating to the Company's CyberSentry Software.

Financing

Net cash provided by financing activities for the Company amounted to $701,434 for the nine months ended September 30, 2000. This was attributable to increased borrowings under the line of credit of $754,558, offset by payments on the capital lease of $53,124.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Shareholders on March 30, 2000, for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

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



ITEM 5   OTHER INFORMATION

On May 12, 2000, the Company's common stock began trading on the American Stock Exchange.

The company has signed a licensing agreement for its software with CyberSoft, Inc. for 500,000 shares of Cybersoft Preferred Stock valued at $1.00 per share. CyberSoft, Inc. has a former director as an officer and has shareholders that are affiliated with both companies. The company also received a 4.9% interest in NetLabs.com, Inc. pursuant to a software licensing agreement valued at $500,000. NetLabs.com, Inc. does not have any affiliated officers, directors or shareholders. The company has elected to defer the $1,000,000 in revenue for software sales this quarter until the company has either realized cash from the sale of their interests or it is included in an audited statement for the year ended December 31, 2000. If the company was to realize the revenue this quarter on an unaudited basis, it would have a material impact on its financial statements. It would have a reported 200% increase in sales and a profitability of approximately $120,000. The company has previously disclosed that it intended to realize software sales by the end of the first quarter of 2001.

The company has executed a telecommunications service agreement with a Tampa-based long distance company to provide wholesale long distance termination services. The agreement is expected to provide a minimum of at least $3,000,000 dollars in revenue to the company in the next twelve months.

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

The company was informed that Fianna Partners had not completed an acquisition of an insurance company by June 30, 2000. The partnership will continue to look for insurance-related opportunities in the near future and continues to hold the 6,000,000 shares of CyberSentry common stock. The company has elected to account for the value of their interest in the partnership at the closing price of the company's stock on September 30, 2000. The company will continue to mark the investment to market until such time as the partnership has diversified its portolio, made a distribution or decided to terminate the partnership.

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

The company's present total market capitalization of less than $15,000,000, its trading market capitalization of less than $5,000,000 and its bid price of less than $1 for the last thirty days do not meet the listing requirements of the AMEX. The company is reviewing its options with its legal counsel and the NASDAQ-AMEX listing department. There can be no assurance that the company will be able to maintain its listing on the AMEX.

The company has accepted the resignation of three of its directors, Gilbert Raker, Edward Dowling and Francis Conklin, from the board of CyberSentry, Inc. The company is in the process of appointing new directors. There can be no assurance tht the company will be able to obtain the necessary outside directors to maintain its AMEX listing qualifications.

On September 15, 2000, the Company accepted the resignation of its President, CEO and Chairman, Frank Kristan, On September 30, 2000, James DeVore Jr, CFO of CyberSentry was appointed to the Board of Directors.

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

The company has been in ongoing discussions with Siemens concerning a restructuring of the lease. As of October 26, 2000 the switching equipment was returned to Siemens. The Company is negotiating to minimize any shortfall in equipment value compared to the remaining balance due.

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

CyberSentry, Inc.
(Registrant)


Date: November 21, 2000              \s\ Harold Shankland
-----------------------             ---------------------
                                    Harold Shankland
                                    Chairman of the Board, Chief
                                    Executive Officer and President


Date: November 21, 2000              \s\ James DeVore Jr
-----------------------             ---------------------
                                    James DeVore Jr
                                    Treasurer and Chief Financial
                                    Officer